Form 10-Q
period 2025-06-30
McGraw Hill, Inc.
filed 2025-08-14
CIK 1951070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 001-42764
_________________________
MCGRAW HILL, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	87-1259704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8787 Orion Place Columbus, Ohio	43240
(Address of Principal Executive Offices)	(Zip Code)
(614)-430-4000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	MH	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of August 11, 2025 was 191,001,519.

MCGRAW HILL, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should” or “seeks,” or in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and those included within our final prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2025 (the “Prospectus”), including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, however; we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this document. In addition, even if our results of operations, financial condition and liquidity, and the developments in the industry in which we operate are consistent with the forward-looking statements contained in this document, those results of operations, financial condition and liquidity or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements we make in this document speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors,” those included within the Prospectus and the following:

•the competition our products and services face;
•our investments in new products and distribution channels and entry into new markets;
•our failure to win new adoptions or reductions in anticipated levels of federal, state and local education funding available;
•the order patterns and payment schedules of customers and high degree of seasonality related to our business;
•changes in policy and funding shifts, including the potential reorganization or dismantlement of the U.S. Department of Education, and the impact on our cost of development and implementation strategies;
•the effect of various political and economic issues and our ability to comply with laws and regulations we are subject to, both in the United States and internationally;
i

•our ability to adjust to developments in the economic or regulatory environment;
•increased availability of other free or inexpensive products and customer expectations related to lower prices;
•current and potential litigation involving us;
•malfunction or intentional hacking of our technological systems;
•compliance with privacy, accessibility and other laws and adequate protection of personal data;
•defects in and an increase in unauthorized copying and distribution of our products;
•our ability to defend challenges to our intellectual property rights in our products;
•a material and sustained reduction in enrollment at colleges and universities;
•our reliance on third-party distributors and the effects of consolidation in the distribution and retail channels;
•costs and supply of paper products;
•large returns or changes in customer and/or reseller orders;
•our ability to retain and attract qualified authors, employees and key personnel;
•the global nature of our business, including the various laws and regulations applicable to us and fluctuations between foreign currencies and the U.S. dollar, including the imposition of new or increased tariffs or export controls and the related uncertainties associated with such developments;
•general economic conditions, including industry and market conditions, inflationary pressures, market rate volatility, interest rate fluctuations and volatility;
•our financing efforts, including our financial leverage and outstanding indebtedness;
•our ability to make accurate assumptions or estimations in preparing our financial statements and our ability to correctly implement any required changes based on such assumptions or estimations;
•our ownership structure;
•rapidly changing expectations and standards on various environmental, social and governance matters and initiatives;
•our stock price may be volatile and you may not be able to sell shares at or above the price at which you executed your purchase;
•we do not anticipate paying dividends or repurchasing shares in the foreseeable future;
•our dependence upon McGraw-Hill Education, Inc. and its controlled subsidiaries for our results of operations, cash flows and distributions; and
•our status as a “controlled company” and the extent to which Platinum’s interests conflict with our or your interests.

ii

Part I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except for share and per share data)

	Three Months Ended June 30,
	2025	2024
Revenue	$535,710	$522,954
Cost of sales (excluding depreciation and amortization)	123,384	125,290
Gross profit	412,326	397,664
Operating expenses
Operating and administrative expenses	241,549	246,271
Depreciation	17,187	14,434
Amortization of intangibles	57,365	61,179
Total operating expenses	316,101	321,884
Operating income (loss)	96,225	75,780
Interest expense (income), net	58,774	80,876
Income (loss) from operations before taxes	37,451	(5,096)
Income tax provision (benefit)	36,949	4,351
Net income (loss)	$502	$(9,447)

Earnings (loss) per share:
Basic and diluted	$0.00	$(0.06)
Weighted-average shares outstanding:
Basic and diluted	166,611,519	166,611,519

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended June 30,
	2025	2024
Net income (loss)	$502	$(9,447)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	2,515	(1,205)
Total other comprehensive income (loss)	$2,515	$(1,205)
Comprehensive income (loss)	$3,017	$(10,652)

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	June 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$247,331	$389,830
Accounts receivable, net of allowance for credit losses of $11,052 and $13,521 as of June 30, 2025 and March 31, 2025, respectively	444,689	338,426
Inventories, net	160,722	174,018
Prepaid and other current assets	139,087	150,357
Total current assets	991,829	1,052,631
Product development costs, net	232,727	222,182
Property, plant and equipment, net	96,557	95,197
Goodwill	2,557,595	2,557,595
Other intangible assets, net	1,397,017	1,454,185
Deferred income taxes	7,119	7,983
Operating lease right-of-use assets	49,877	49,661
Other non-current assets	328,744	318,326
Total assets	$5,661,465	$5,757,760
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$117,142	$146,742
Accrued royalties	100,476	71,457
Accrued compensation	36,017	124,954
Deferred revenue	737,620	794,031
Current portion of long-term debt	13,170	13,170
Operating lease liabilities	8,108	8,042
Other current liabilities	186,465	172,023
Total current liabilities	1,198,998	1,330,419
Long-term debt	3,165,341	3,164,551
Deferred income taxes	15,005	15,656
Long-term deferred revenue	912,559	882,156
Operating lease liabilities	64,385	64,737
Other non-current liabilities	21,916	19,997
Total liabilities	5,378,204	5,477,516
Commitments and contingencies (Note 14)
Stockholders' equity (deficit)
Class A voting common stock, par value $0.01 per share; 186,471,212 shares authorized, 165,160,216 shares issued and outstanding as of June 30, 2025 and March 31, 2025	1,652	1,652
Class B non-voting common stock, par value $0.01 per share; 14,384,922 shares authorized, 1,451,303 shares issued and outstanding as of June 30, 2025 and March 31, 2025	14	14
Additional paid-in capital	1,562,204	1,562,204
Accumulated deficit	(1,280,698)	(1,281,200)
Accumulated other comprehensive income (loss)	89	(2,426)
Total stockholders' equity (deficit)	283,261	280,244
Total liabilities and stockholders' equity (deficit)	$5,661,465	$5,757,760

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$502	$(9,447)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation (including amortization of technology costs)	17,187	14,434
Amortization of intangibles	57,365	61,179
Amortization of product development costs	13,302	13,267
Amortization of deferred royalties	34,669	33,311
Amortization of deferred commission costs	7,435	11,971
Credit losses on accounts receivable	(2,286)	(1,586)
Unrealized (gain) loss on interest rate cap	—	117
Inventory obsolescence	3,486	3,903
Deferred income taxes	864	(403)
Amortization of debt discount	3,352	3,989
Amortization of deferred financing costs	1,253	1,405
Changes in operating assets and liabilities:
Accounts receivable	(105,289)	(193,170)
Inventories	10,544	25,825
Prepaid and other current assets	(28,185)	(38,795)
Accounts payable and accrued expenses	(91,569)	(12,600)
Deferred revenue	(27,553)	55,224
Other current liabilities	12,233	28,119
Other changes in operating assets and liabilities, net	(3,962)	362
Cash provided by (used for) operating activities	(96,652)	(2,895)
Investing activities
Product development expenditures	(22,788)	(18,972)
Capital expenditures	(16,283)	(15,919)
Cash provided by (used for) investing activities	(39,071)	(34,891)
Financing activities
Payment of A&E Term Loan Facility	(3,292)	—
Payment of Term Loan Facility	—	(5,312)
Payment of finance lease obligations	(1,718)	(2,929)
Deferred Initial Public Offering costs	(2,374)	—
Cash provided by (used for) financing activities	(7,384)	(8,241)
Effect of exchange rate changes on cash	608	428
Net change in cash and cash equivalents	(142,499)	(45,599)
Cash and cash equivalents, at the beginning of the period	389,830	203,618
Cash and cash equivalents, at the end of the period	$247,331	$158,019
Supplemental disclosures
Cash paid for interest expense	$22,408	$53,749
Cash paid for income taxes	56,813	8,048

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited; dollars in thousands, except for share data)

	Class A Voting Common Stock		Class B Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	165,160,216	$1,652	1,451,303	$14	$1,562,204	$(1,195,361)	$245	$368,754
Net income (loss)	—	—	—	—	—	(9,447)	—	(9,447)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,205)	(1,205)
Balance at June 30, 2024	165,160,216	$1,652	1,451,303	$14	$1,562,204	$(1,204,808)	$(960)	$358,102

	Class A Voting Common Stock		Class B Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	165,160,216	$1,652	1,451,303	$14	$1,562,204	$(1,281,200)	$(2,426)	$280,244
Net income (loss)	—	—	—	—	—	502	—	502
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2,515	2,515
Balance at June 30, 2025	165,160,216	$1,652	1,451,303	$14	$1,562,204	$(1,280,698)	$89	$283,261

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

1. Description of Business, Basis of Preparation and Summary of Significant Accounting Policies

Description of Business

McGraw Hill, Inc. conducts its operations through its subsidiaries, including its indirect subsidiary McGraw-Hill Education, Inc., a Delaware corporation and operating company that is doing business as and that we refer to as “McGraw Hill.” As used in the accompanying consolidated financial statements, unless the context otherwise indicates, any reference to “our Company,” “the Company,” “us,” “we,” and “our,” refers to McGraw Hill, Inc., together with its consolidated subsidiaries. The use of the term “Platinum” means Platinum Equity, LLC together with its affiliated investment vehicles.

Platinum formed McGraw Hill, Inc. (formerly known as Mav Holding Corporation) on June 8, 2021. On July 31, 2021, Mav Acquisition Corporation, an investment vehicle of certain private investment funds sponsored and ultimately controlled by Platinum acquired 100% of the equity interests in McGraw-Hill Education, Inc. Immediately following the consummation of the acquisition, Mav Acquisition Corporation merged with and into McGraw-Hill Education, Inc. with McGraw-Hill Education, Inc. being the surviving entity and McGraw-Hill Education, Inc. being indirectly owned by McGraw Hill, Inc.

McGraw Hill, Inc. is a leading global provider of information solutions for education across K-12 to higher education and through professional learning. The business is comprised of the following four reportable segments:

•K-12: The Company provides end-to-end core, supplemental and intervention curricula to support the needs of U.S. K-12 schools. The Company sells blended digital and print learning solutions directly to school districts across the U.S.

•Higher Education: The Company provides students, instructors and institutions with adaptive digital learning solutions and content, and instructional materials. The primary users of the Company's solutions are students enrolled in two-and four-year non-profit colleges and universities, and to a lesser extent, for-profit institutions. The Company sells its Higher Education solutions to well-known online retailers and distribution partners, who subsequently sell to students. The Company also sells direct to student via its proprietary e-commerce platform.

•Global Professional: The Company provides students, institutions and professionals with comprehensive medical and engineering learning solutions. The Company sells digital learning solutions and print materials which are easily accessible through a broad range of mediums.

•International: The Company is a provider of comprehensive digital and print solutions in more than 100 countries and 80 languages outside of the United States. Through our expansive global distribution network, we serve the needs of learners and educators throughout the world with our K-12 and Higher Education solutions that primarily originate or are adapted from our U.S.-based solutions.

Basis of Preparation

Principles of Consolidation

    These unaudited interim consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP are not required in these interim financial statements and have been condensed or omitted. In managements opinion, the Company has made all adjustments of a normal recurring nature necessary for fair financial statement presentation. Accordingly, these interim consolidated financial statements and

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
related notes should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the fiscal year ended March 31, 2025 included in the Company's Prospectus. Our interim period operating results are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Fiscal Year

Our fiscal year is a 52-week period ended on March 31.

Use of Estimates

    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for estimated credit losses and sales returns, valuation of inventories, product development costs, impairment of long-lived assets (including other intangible assets), valuation of right-of-use assets, impairment of goodwill and indefinite-lived intangible assets, purchase price allocation of acquired businesses, stock-based compensation, income taxes and contingencies.

Seasonality and Comparability

    The Company's revenues, operating profit and operating cash flows are affected by the inherent seasonality of the academic calendar. Changes in the Company's customers’ ordering patterns may affect the comparison of its results in a quarter with the same quarter of the previous year, or in a fiscal year with the prior fiscal year, where customers may shift the timing of material orders for any number of reasons, including, but not limited to, changes in academic semester start dates or changes to their inventory management practices.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

    Cash and cash equivalents include bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of interest-bearing demand deposits with daily liquidity, money market and time deposits. The balance also includes cash that is held by the Company outside of the U.S. to fund international operations or to be reinvested outside of the U.S. The investments and bank deposits are stated at cost, which approximates market value. These investments are not subject to significant market risk.

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition. Accounts receivable are recognized net of an allowance for estimated credit losses.

Allowance for Estimated Credit Losses

    The Company estimates credit losses for its accounts receivable using the current expected credit loss model under ASC 326, Financial Instruments - Credit Losses. In determining the allowance for

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
estimated credit losses, the Company considers forecasts of future economic conditions in addition to information about past events and current conditions.

The Company measures expected credit losses on a pool basis for those account receivables that have similar risk characteristics. Risk characteristics relevant to the Company’s accounts receivable include the financial condition of the customer and the customer’s credit risk category. When estimating credit losses, the Company also considers historical write-off experience and aging of accounts receivable.

Receivables are written off against the allowance for estimated credit losses when the receivable is determined to be uncollectible. The change in the allowance for estimated credit losses is reflected as part of Operating and administrative expenses in the consolidated statements of operations.

Sales Returns

The allowance for sales returns is an estimate, which is based on historical rates of return, timing of returns and market conditions. The provision for sales returns is reflected as a reduction to Revenues in the consolidated statements of operations for sales recognized as revenue and as a reduction to Deferred revenue in the consolidated balance sheets for sales which have not been recognized yet. Sales returns are charged against the reserve as products are returned to inventory.

Concentration of Credit Risk

    As of June 30, 2025, the Company had no single customer that accounted for 10% or more of the gross accounts receivable balance. As of March 31, 2025, three customers comprised 38% of the gross accounts receivable balance, which is reflective of both customer concentration and the seasonal nature of the Company's industry. For all periods presented, the Company had no single customer that accounted for 10% or more of its gross revenue. The loss of, or any reduction in sales from a significant customer or deterioration in their ability to pay could harm the Company's business and financial results.

Inventories, Net

    Inventories, consisting principally of books, are stated at the lower of cost or net realizable value and are valued using the first in first out ("FIFO") method. The majority of inventories relate to finished goods. An estimate, the reserve for inventory obsolescence, is reflected in Inventories, net within the consolidated balance sheets. In determining this reserve, the Company considers management’s current assessment of the marketplace, industry trends and projected product demand as compared to the number of units currently on hand.

Product Development Costs, Net

    Product development costs include both the pre-publication cost of developing educational content and the development of assessment solution products. Costs incurred prior to the publication date of a title or release date of a product represent activities associated with product development. These may be performed internally or outsourced to subject matter specialists and include, but are not limited to, editorial review and fact verification, graphic art design and layout and the process of conversion from print to digital media or within various formats of digital media. These costs are capitalized when the costs are directly attributable to a project or title and the title is expected to generate probable future economic benefits. Capitalized costs are amortized upon publication of the title over its estimated useful life with a higher proportion of the amortization typically taken in the earlier years. Amortization expenses for product development costs are charged as a component of operating and administrative expenses. In evaluating recoverability, the Company considers management’s current assessment of the marketplace, industry trends and the projected success of the program.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Property, Plant and Equipment, Net

    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are recorded on a straight-line basis, over the assets’ estimated useful lives. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

Deferred Technology Costs

    The Company capitalizes certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the period the software is ready for its intended use over its estimated useful life, generally three years, using the straight-line method and are included within depreciation in the consolidated statements of operations. Periodically, the Company evaluates the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in Other non-current assets in the consolidated balance sheets and are presented net of accumulated amortization.

Gross deferred technology costs were $255,855 and $239,427 as of June 30, 2025 and March 31, 2025, respectively. Accumulated amortization of deferred technology costs was $87,250 and $76,838 as of June 30, 2025 and March 31, 2025, respectively. Amortization of deferred technology costs was $10,412 and $7,785 for the three months ended June 30, 2025 and 2024, respectively.
Cloud Computing Arrangements

The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract in accordance with ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. Capitalized costs include external direct costs for materials and services. Software maintenance and training costs are expensed in the period in which they are incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years and are included within depreciation in the consolidated statements of operations, beginning when the module or component of the hosting arrangement is ready for its intended use. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Capitalized costs for internal use software are included in Other non-current assets in the consolidated balance sheets and are presented net of accumulated amortization.

Capitalized implementation costs for cloud computing arrangements accounted for as service contracts was $35,072 and $35,072 as of June 30, 2025 and March 31, 2025, respectively. Accumulated amortization of cloud computing costs was $19,186 and $16,263 as of June 30, 2025 and March 31, 2025, respectively. Amortization of cloud computing costs was $2,923 and $2,387 for the three months ended June 30, 2025 and 2024, respectively.

Goodwill and Indefinite-Lived Intangible Assets

    Goodwill represents the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed in a business combination. Indefinite-lived intangible assets consist of the Company's acquired brands. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not the asset is impaired. The Company has historically performed its annual testing for goodwill and indefinite-lived intangible asset impairment as of March 31.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
The Company has four reporting units, K-12, Higher Education, Global Professional and International, with goodwill and indefinite-lived intangible assets that are evaluated for impairment.

    The Company initially performs a qualitative analysis to evaluate whether there are events or circumstances that provide evidence that it is more likely than not that the fair value of any of its reporting units or indefinite-lived intangible assets are less than their carrying amount. If, based on this evaluation the Company does not believe that it is more likely than not that the fair value of any of its reporting units or indefinite-lived intangible assets are less than their carrying amount, no quantitative impairment test is performed. Conversely, if the results of the Company's qualitative assessment determine that it is more likely than not that the fair value of any of its reporting units or indefinite-lived intangible assets are less than their respective carrying amounts, the Company performs a quantitative impairment test. If the results of the Company's quantitative assessment determine that the carrying value exceeds the fair value of the reporting unit or indefinite-lived intangible assets, then the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit or indefinite-lived assets fair value.

To perform the quantitative impairment test, the Company uses the discounted cash flow method and a market-based valuation model to estimate the fair value of the reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate, and the discount rate. The Company projects revenue growth rates, operating margins and cash flows based on each reporting unit's current business, expected developments, and operational strategies over a five year period. In estimating the terminal growth rates, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The discount rates utilized for each reporting unit reflect the Company's assumptions of marketplace participants' cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy. The market-based approach incorporates the use of revenue and earnings multiples based on market data as well as the consideration of transactions involving acquisitions of control in similar entities to determine a value for a particular business. Fair values of indefinite-lived intangible assets are estimated using relief-from-royalty discounted cash flow analyses. Significant judgments inherent in the relief-from-royalty method include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the discounted cash flow analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the discounted cash flow analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks.

Accounting for the Impairment of Long-Lived Assets (Including Other Intangible Assets)

    The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on market observable inputs, discounted cash flows or appraised values, depending upon the nature of the assets.

Fair Value Measurements

In accordance with authoritative guidance for fair value measurements, certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is defined as the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. A fair value hierarchy has been established which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

The three levels of inputs used to measure fair value are as follows:

•Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid and other current assets, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments.

Financial Assets and Liabilities

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The accounting standard for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty and its credit risk in its assessment of fair value.

The following table presents the carrying amounts, not including debt discount or deferred financing costs, and estimated fair market values of the Company's debt as of June 30, 2025 and March 31, 2025:

	June 30, 2025		March 31, 2025
	Carrying Amount	Estimated Fair Value (Level 2)	Carrying Amount	Estimated Fair Value (Level 2)
Liabilities:
A&E Term Loan Facility	$1,157,123	$1,158,569	$1,160,415	$1,156,063
2022 Secured Notes	828,466	822,253	828,466	799,470
2022 Unsecured Notes	639,034	643,827	639,034	627,851
2024 Secured Notes	650,000	671,125	650,000	651,625
	$3,274,623	$3,295,774	$3,277,915	$3,235,009

The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date. The fair market values of the 2024 Secured Notes, 2022 Secured Notes and 2022 Unsecured Notes were determined based on quoted market prices on a private exchange and are classified as Level 2 within the fair value hierarchy as of June 30, 2025 and March 31, 2025, respectively, due to limited trading activity. The fair market value of the A&E Term Loan Facility was determined using pricing sources and models utilizing market observable inputs to determine fair value and is classified as Level 2 within the fair value hierarchy as of June 30, 2025 and March 31, 2025, respectively. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Non-Financial Assets and Liabilities

Non-financial assets and liabilities for which the Company employs fair value measures on a nonrecurring basis include goodwill, other intangible assets, property, plant, and equipment and operating lease assets. These assets are evaluated for impairment when specific trigger events occur, or when an annual quantitative impairment test is required.

Foreign Currency

    The Company has operations in many foreign countries. For most international operations, the local currency is the functional currency. For international operations that are determined to be extensions of the U.S. operations or where a majority of revenue and/or expenses is U.S. dollar denominated, the U.S. dollar is the functional currency. For local currency operations, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates, and revenue and expenses are translated into U.S. dollars using weighted-average exchange rates. Differences arising from the exchange rate changes are recorded within foreign currency translation adjustments, a component of Other comprehensive income (loss). Foreign currency transaction gains/losses are recorded in operating and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation

    The Company issues stock options and other stock-based compensation to eligible employees, directors and consultants and accounts for these transactions under the provisions of ASC Topic 718, Compensation-Stock Compensation ("ASC 718"). For equity awards, total compensation cost is based on the grant date fair value. For liability awards, total compensation cost is based on the fair value of the award on the date the award is granted and is remeasured at each reporting date until settlement. For performance-based awards issued, the value of the instrument is measured at the grant date fair value and expensed over the vesting term when the performance targets are considered probable of being achieved. For awards subject to both performance-based and market-based vesting conditions, the value of the instrument is measured at the grant date as the fair value and expensed using an accelerated recognition method once the performance targets are considered probable of being achieved. The Company recognizes stock-based compensation expense for service-based awards, on a straight-line basis, over the service period required to earn the award, which is typically the vesting period. Forfeitures are accounted for as they occur.

Revenue Recognition

    Revenue is recognized when the control of goods is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The Company determines revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company's performance obligation for print products is typically satisfied at the time of shipment to the customer, which is when control transfers to the customer. For print products, such as workbooks, that are multi-year contracts, each academic year represents a distinct performance obligation which is satisfied when each academic year’s delivery to the customer takes place.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
The Company's digital products are generally sold as subscriptions, which are paid for at the time of sale or shortly thereafter, and the performance obligation is satisfied ratably over the life of the digital products’ subscription period.

     The Company's contracts with customers often include multiple performance obligations which generally include print and digital textbooks/content and instructional materials. One or more of these contractual performance obligations may be provided for no additional consideration i.e., gratis performance obligations. These performance obligations are considered distinct as the customer can benefit from each of the promised products under the contract on its own and the transfer of these promised products are separately identifiable and are not dependent on other promised products within the contract. For contracts that contain multiple performance obligations, the Company allocates the transaction price based on the relative standalone selling price ("SSP") method, inclusive of gratis performance obligations, pursuant to which the transaction price is allocated to each performance obligation based on the proportion of the SSP of each performance obligation to the sum of the SSPs of all of the performance obligations in the contract. The Company determines the SSP based on its historical pricing for the distinct performance obligation when sold separately.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales (excluding depreciation and amortization) includes expenses directly attributable to the production of the Company's products. Costs associated with printed products include variable costs such as paper, printing and binding, content related royalty expenses, directly related hosting costs and gratis costs (products provided at no additional consideration as part of the sales transaction), certain transportation and freight costs and inventory obsolescence. Gratis costs are predominately incurred in the K-12 business and vary based upon the level of state sales during a given period. Cost of sales also includes royalty expense where author developed content is used, primarily in the Higher Education and Global Professional segments.

Leases

For operating lease arrangements with an initial lease term of more than 12 months, the Company records a lease liability and right-of-use asset on the consolidated balance sheets at the lease commencement date. The Company measures lease liabilities based on the present value of the total lease payments not yet paid. As most of the Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate at the lease commencement date to determine the present value of the total lease payments. The Company measures right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs the Company incurs and (iii) tenant incentives under the lease. Certain lease arrangements contain escalation clauses covering increased costs for various defined real estate taxes and operating services which are factored into the determination of lease payments, however, the Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options, and the Company accounts for arrangements with lease and non-lease components as a single lease component.

For leases with an initial lease term of 12 months or less, the Company does not record right-of-use assets and lease liabilities. For such leases, the Company recognizes lease expense in the consolidated statements of operations on a straight-line basis over the lease term.

Shipping and Handling Costs

    All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. Shipping and handling costs incurred by the Company are a component of Cost of sales (excluding depreciation and amortization). The Company recognized shipping and handling revenue of $6,873 and $8,645 for the three months ended June 30, 2025 and 2024, respectively.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

Income Taxes

    The Company’s operations are subject to U.S. federal, state and local, and foreign income taxes.

    The Company determines the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

    Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. Management evaluates the weight of both positive and negative evidence in determining whether a deferred tax asset will be realized. Management will look to a history of losses, future reversal of existing taxable temporary differences, taxable income in carryback years, feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can also be affected by changes in tax laws and changes to statutory tax rates.

    The Company prepares and files tax returns based on management’s interpretation of tax laws and regulations. As with all businesses, the Company's tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax assessments based on differences in interpretation of tax laws and regulations. The Company adjusts its estimated uncertain tax positions reserves based on current audits and recent settlements with various taxing authorities as well as changes in tax laws, regulations, and interpretations. The Company recognizes accrued interest and penalties related to uncertain tax positions in Income tax provision (benefit) within the consolidated statements of operations.

Contingencies

    The Company accrues for loss contingencies when both (i) information available prior to issuance of the financial statements indicates that it is probable that a loss had been incurred at the date of the financial statements and (ii) the amount of loss can reasonably be estimated. When the Company accrues for loss contingencies and the reasonable estimate of the loss is within a range, the best estimate within the range is recorded. The Company discloses an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may have been incurred. Neither an accrual nor disclosure is required for losses that are deemed remote.

Earnings (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Dilutive earnings (loss) per share amounts are based on the weighted-average number of common shares outstanding, including the effect of all dilutive potential common shares that were outstanding during the period using the treasury stock method. Dilutive earnings (loss) per share excludes all potentially dilutive shares if their effect is anti-dilutive.

Stock Conversion and Stock Split

In connection with our initial public offering (“IPO”), on July 23, 2025, we converted all of our outstanding Class A voting common stock and Class B non-voting common stock into a single class of common stock on a 1-for-1 basis (the “Stock Conversion”) and effected a 1.06555-for-1 stock split (the “Stock Split”) of the Company's common stock, including the shares of common stock underlying outstanding stock options. The par value of the Company’s common stock was not adjusted and

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
166,611,519 shares of common stock par value $0.01 per share (“Common Stock”) were outstanding as a result of the Stock Split. All share and per share data has been presented on the basis of this Stock Split for all the periods presented within these unaudited consolidated financial statements.

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and a description of other segment items by reportable segment. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods and to disclose the title and position of the CODM. In addition, the ASU permits public entities to disclose any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU for the fiscal year ended March 31, 2025 on a retrospective basis for all prior periods presented in its consolidated financial statements, see Note 9, Segment Reporting.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information in the effective tax rate reconciliation as well as additional disaggregation of income taxes paid. The ASU also removes disclosures related to certain unrecognized tax benefits and deferred taxes. The new requirements will be effective for fiscal years beginning after December 15, 2025, or the Company's fiscal 2027. The guidance may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public entities to provide disaggregated disclosures of certain expense captions presented on the face of the income statement into specific expense categories within the notes to the consolidated financial statements, including inventory purchases, employee compensation, and costs related to depreciation and amortization. In January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date, which clarifies that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or the Company's fiscal year ended March 31, 2028, and interim periods within fiscal years beginning after December 15, 2027, or the Company's fiscal year ended March 31, 2029, with early adoption permitted. The guidance may be applied on a prospective or retrospective basis. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE)." This ASU clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The ASU is effective for fiscal years beginning after December 15, 2026, or the Company's fiscal year ended March 31, 2028, and interim periods within fiscal years beginning after December 15, 2027, or the Company's fiscal year ended March 31, 2029, with early adoption permitted. The guidance is to be applied prospectively to acquisitions after the adoption date. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements and related disclosures.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables summarize the Company's revenue from contracts with its customers disaggregated by segment and product type for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025			2024
	Digital	Print (1)	Total	Digital	Print (1)	Total
Revenue by Segment:
K-12	$108,597	$162,334	$270,931	$99,618	$175,209	$274,827
Higher Education	168,826	13,553	182,379	153,955	5,891	159,846
Global Professional	25,272	9,887	35,159	25,093	10,194	35,287
International	22,353	29,111	51,464	24,559	33,752	58,311
Other (2)	—	(4,223)	(4,223)	—	(5,317)	(5,317)
Total Revenue	$325,048	$210,662	$535,710	$303,225	$219,729	$522,954
___________________

(1)	Print revenue contains print and multi-year print products.
(2)	Includes in-transit product sales and intersegment revenue adjustments that are not included within segment revenues reviewed by the Company's CODM.

In addition, the Company has included a further disclosure of revenue from contracts with its customers disaggregated by segment and by Re-occurring Revenue and Transactional Revenue, for the three months ended June 30, 2025 and 2024.

Re-occurring Revenue represents revenue from offerings that are generally sold as digital subscriptions and multi-year print products. Revenue from digital subscriptions, is recognized ratably over the term of the subscription period as the performance obligation is satisfied and revenue from multi-year print products (e.g., workbooks) is recognized at a point in time, upon shipment of the print product to the customer, in each academic year within the contract term. Transactional Revenue includes revenue from both print and digital offerings that are recognized at a point in time upon shipment of the print product or delivery of the digital offerings. In addition, Transactional Revenue includes revenue for amounts billed to customers in a sales transaction for shipping and handling.

	Three Months Ended June 30,
	2025			2024
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$183,641	$87,290	$270,931	$166,819	$108,008	$274,827
Higher Education	159,552	22,827	182,379	149,454	10,392	159,846
Global Professional	23,657	11,502	35,159	22,773	12,514	35,287
International	20,764	30,700	51,464	22,752	35,559	58,311
Other	—	(4,223)	(4,223)	—	(5,317)	(5,317)
Total Revenue	$387,614	$148,096	$535,710	$361,798	$161,156	$522,954

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Deferred Commission Costs

    The Company's incremental direct costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the expected period of benefit or the related contractual renewal period, depending on whether the contract is an initial or renewal contract, respectively. The Company classifies deferred commission costs as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commission costs are included in Prepaid and other current assets, and Other non-current assets, respectively, in the consolidated balance sheets. The Company expenses commission costs when incurred related to customer contracts that have a duration of less than one year. The Company recognizes these costs within Operating and administrative expenses in the consolidated statements of operations.

Deferred commission costs consisted of the following:

	June 30, 2025	March 31, 2025
Current	$17,173	$22,449
Non-current	22,894	18,794
Total Deferred Commission Costs	$40,067	$41,243

    Amortization expense related to deferred commission costs was $7,435 and $11,971 for the three months ended June 30, 2025 and 2024, respectively.

Deferred Royalties

The Company's direct costs of fulfilling a contract, which consist of royalties, are deferred and amortized over the expected period of benefit or the related contractual renewal period, depending on whether the contract is an initial or renewal contract, respectively. The Company classifies deferred royalties as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred royalties are included in Prepaid and other current assets, and Other non-current assets, respectively, in the Company's consolidated balance sheets. The Company recognizes these costs within Cost of sales (excluding depreciation and amortization) in the consolidated statements of operations.

Deferred royalties consisted of the following:

	June 30, 2025	March 31, 2025
Current	$65,424	$76,186
Non-current	59,221	61,495
Total Deferred Royalties	$124,645	$137,681

Amortization expense related to deferred royalties was $34,669 and $33,311 for the three months ended June 30, 2025 and 2024, respectively.

Contract Assets and Contract Liabilities

The Company's contract assets consist of unbilled receivables that are recorded for contracts with performance obligations that have been satisfied but have not yet been billed. Contract assets are included in Accounts receivable, net, on the consolidated balance sheets.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
The Company's contract liabilities consist of revenues from its digital subscription products and multi-year print products that are deferred at the time of sale. The Company classifies contract liabilities as current or non-current deferred revenue on the consolidated balance sheets based on the timing of when the Company expects to recognize revenue.

Contract assets and contract liabilities consisted of the following:

	June 30, 2025	March 31, 2025
Contract assets	$48,372	$29,032
Contract liabilities (deferred revenue):
Current	737,620	794,031
Non-current	912,559	882,156
Total Contract Liabilities	$1,650,179	$1,676,187

Total contract liabilities by segment consisted of the following:

	June 30, 2025	March 31, 2025
Total Contract Liabilities by Segment:
K-12	$1,327,044	$1,279,585
Higher Education	221,730	297,316
Global Professional	64,376	62,348
International	29,275	33,407
Other (1)	7,754	3,531
Total Contract Liabilities	$1,650,179	$1,676,187
_______________
(1)Includes contract liabilities for in-transit product sales that are not included in segment contract liabilities.
Revenue recognized during the three months ended June 30, 2025 and 2024 from amounts included within deferred revenue as of March 31, 2025 and 2024 was $335,920 and $312,695, respectively.

Estimated revenue expected to be recognized in future fiscal years ended March 31, related to amounts included within deferred revenue as of June 30, 2025 was as follows:

June 30, 2025
2026 (remaining nine months)	$574,360
2027	425,460
2028	297,335
2029	185,013
2030	94,014
Thereafter	73,997
$1,650,179

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
3. Operating and Administrative Expenses

Operating and administrative expenses consisted of the following:

	Three Months Ended June 30,
	2025	2024
Selling and marketing	$87,397	$85,531
General and administrative	75,392	84,023
Research and development	65,458	63,450
Amortization of product development costs	13,302	13,267
Operating and administrative expenses	$241,549	$246,271

4. Inventories, Net

As of June 30, 2025 and March 31, 2025, the majority of inventories reported on the consolidated balance sheets consisted of finished goods.

Inventory obsolescence for the three months ended June 30, 2025 and 2024 was $3,486 and $3,903, respectively. This is included within Cost of sales (excluding depreciation and amortization) in the consolidated statements of operations.

5. Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill of $2,557,595 for the three months ended June 30, 2025 and 2024.

Other Intangible Assets

    The following information details the carrying amounts and accumulated amortization of the Company's intangible assets:

		June 30, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Content	10 - 15 years	$1,222,400	$(622,422)	$—	$599,978
Trademarks	Indefinite	576,000	—	(83,000)	493,000
Trademarks	10 years	21,750	(12,724)	—	9,026
Customers	1 - 14 years	225,600	(122,122)	—	103,478
Technology	7 years	427,000	(235,465)	—	191,535
Total		$2,472,750	$(992,733)	$(83,000)	$1,397,017

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

		March 31, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Content	10 - 15 years	$1,222,400	$(589,247)	$—	$633,153
Trademarks	Indefinite	576,000	—	(83,000)	493,000
Trademarks	10 years	21,750	(12,014)	—	9,736
Customers	1 - 14 years	225,600	(114,269)	—	111,331
Technology	7 years	427,000	(220,035)	—	206,965
Total		$2,472,750	$(935,565)	$(83,000)	$1,454,185

The Company's expected aggregate annual amortization expense for existing intangible assets subject to amortization for each of the fiscal years is as follows:

Expected Amortization Expense
2026 (remaining nine months)	$165,764
2027	207,625
2028	172,109
2029	115,034
2030	79,572
Thereafter	163,913
$904,017

The fair values of the definite-lived acquired intangible assets are amortized over their useful lives, which is consistent with the estimated useful life of considerations used in determining their fair values. Customer and Technology intangibles are amortized on a straight-line basis while Content and definite-lived Trademark intangibles are amortized using the sum-of-the-years' digits method. The weighted-average remaining amortization period is 7.5 years. Amortization expense was $57,168 and $60,995 for the three months ended June 30, 2025 and 2024, respectively.

6. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following:

	June 30, 2025	March 31, 2025
Deferred royalties	$65,424	$76,186
Deferred sales commission	17,173	22,449
Prepaid insurance	7,032	6,049
Prepaid tax	2,621	3,006
Other	46,837	42,667
Prepaid and other current assets	$139,087	$150,357

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
7. Other Current Liabilities

    Other current liabilities consisted of the following:

	June 30, 2025	March 31, 2025
Allowance for sales returns	$32,740	$39,657
Accrued interest	57,392	20,455
Accrued tax	43,787	59,797
Finance lease obligations	5,004	4,631
Restructuring	4,651	5,212
Other	42,891	42,271
Other current liabilities	$186,465	$172,023

8. Debt

Long-term debt consisted of the following:

	Maturity	June 30, 2025	March 31, 2025
A&E Term Loan Facility	August 2031	$1,157,123	$1,160,415
2022 Secured Notes	August 2028	828,466	828,466
2022 Unsecured Notes	August 2029	639,034	639,034
2024 Secured Notes	September 2031	650,000	650,000
Total debt outstanding		3,274,623	3,277,915
Less: unamortized debt discount		(79,430)	(82,782)
Less: unamortized deferred financing costs		(16,682)	(17,412)
Less: current portion of long-term debt		(13,170)	(13,170)
Long-term debt		$3,165,341	$3,164,551

A&E Cash Flow Credit Facilities

    On July 30, 2021, McGraw-Hill Education, Inc. and certain subsidiaries entered into that certain Credit Agreement (the “Cash Flow Credit Agreement”) which provided for (i) an initial $1,550,000 term loan facility (the “Term Loan Facility”) and (ii) an initial $150,000 revolving credit facility (the “Cash Flow Revolving Credit Facility”). On November 1, 2021, McGraw-Hill Education, Inc. borrowed an additional $575,000 under the Term Loan Facility pursuant to an incremental amendment to the Cash Flow Credit Agreement to finance certain transactions.

In June 2023, McGraw-Hill Education, Inc. and certain subsidiaries entered into an amendment to the Cash Flow Credit Agreement, which, among other things, replaced LIBOR with Term SOFR (of terms of one, three or six months), or if available and agreed to by such parties as specified in such agreement, other periods of twelve months or less than one month, in the case of the Cash Flow Revolving Credit Facility, with a credit spread adjustment of 0.10% for all interest periods, and in the case of the Term Loan Facility, with a credit spread adjustment of 0.11448% (one-month interest period), 0.26161% (three-months interest period), 0.42826% (six-months interest period) and 0.71513% (twelve-months interest period).

On August 6, 2024, McGraw-Hill Education, Inc. and certain subsidiaries amended its Cash Flow Credit Agreement which amendment (i) modified certain provisions therein, (ii) refinanced in full the outstanding term loans thereunder with new term loans having an extended maturity to August 2031 (such facility as being refinanced, the “A&E Term Loan Facility”) and (iii) except for $38,750 of the Cash

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Flow Revolving Credit Facility outstanding immediately prior to August 6, 2024 (which remains due on July 30, 2026 and hereinafter referred to as the “Non-Extended Cash Flow Revolver Facility”), extended the maturity of $111,250 of the Cash Flow Revolving Credit Facility thereunder to August 6, 2029 for lenders who consented to such amendment (the “A&E Cash Flow Revolving Facility”). The A&E Term Loan Facility, together with the Non-Extended Cash Flow Revolver Facility and the A&E Cash Flow Revolving Facility, collectively, the "A&E Cash Flow Credit Facilities”.

On February 6, 2025, McGraw-Hill Education, Inc. and certain subsidiaries entered into an amendment to the Cash Flow Credit Agreement. Pursuant to this amendment, the Company repriced its existing A&E Term Loan Facility with replacement term loans in an aggregate principal amount of $1,213,708. The A&E Term Loan Facility following the repricing has substantially the same terms as the existing A&E Term Loan Facility, including the same maturity date of August 2031, except that the A&E Term Loan Facility following the repricing provided for a reduced applicable margin on Term SOFR of 75 basis points. The A&E Term Loan Facility matures on August 6, 2031 and is subject to 1.00% annual amortization payable in equal quarterly installments.

    The interest rate applicable to borrowings under the A&E Cash Flow Credit Facilities is, at McGraw-Hill Education, Inc.'s option, either (1) the base rate, subject to a floor of 1.50% per annum, plus an applicable margin (which is 2.25% for the A&E Term Loan Facility following the repricing, 3.00% for the Non-Extended Cash Flow Revolver Facility and 3.00% for the A&E Cash Flow Revolving Facility) or (2) Term SOFR (or for the A&E Cash Flow Revolving Facility borrowings in permitted alternative currencies, such other permitted alternative currency rate) subject to a floor of 0.50% per annum plus an applicable margin (which is 3.25% for the A&E Term Loan Facility following the repricing, 4.00% for the Non-Extended Cash Flow Revolver Facility and 4.00% for the A&E Cash Flow Revolving Facility). As of June 30, 2025, the interest rate for the A&E Term Loan Facility was 7.577% per annum.

The following fees are applicable under the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility: (a) an unused line fee of 0.50% per annum of the unused portion of the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility (in each case, excluding any swingline loans), (b) a letter of credit participation fee accruing at a rate equal to the interest rate margin applicable to Term SOFR under the A&E Cash Flow Revolving Facility borrowings on the aggregate stated amount of each letter of credit (c) a letter of credit (“LC”) fronting fee of 0.125% on the average amount of LC exposure of such issuing bank and (d) certain other customary fees and expenses of the lenders, letter of credit issuers and agents thereunder. In addition, the A&E Term Loan Facility was issued at a discount of 0.25%. As of June 30, 2025, the unamortized debt discount and deferred financing cost were $41,596 and $7,944, respectively, which are amortized over the term of the facility using the effective interest rate method.

As of June 30, 2025, the amount available under the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility was $111,250 and $38,750, respectively. The Company incurred undrawn fees of $190 on unutilized commitments for both the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility for the three months ended June 30, 2025 and undrawn fees of $190 on unutilized commitments related to the Cash Flow Revolving Credit Facility for the three months ended June 30, 2024. As of June 30, 2025, the unamortized deferred financing cost was $3,274, which is amortized over the term of the facility. This is included within Other non-current assets in the consolidated balance sheets. As of June 30, 2025, no amount was outstanding under the A&E Cash Flow Revolving Facility or the Non-Extended Cash Flow Revolver Facility.

All obligations under the Cash Flow Credit Agreement continue to be guaranteed by, and secured by a lien on the assets of, the direct parent of McGraw-Hill Education, Inc. and all of its direct and indirect wholly owned U.S. subsidiaries (subject to certain customary exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenue of excluded U.S. subsidiaries). The lien securing the obligations under the Cash Flow Credit Agreement is a second-priority lien with respect to accounts receivable, inventory and certain other current assets (second in priority to the lien securing the

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
A&E ABL Revolving Credit Facilities) and a first-priority lien with respect to other assets, in each case, subject to other permitted liens. The A&E Cash Flow Credit Facilities are secured pari passu with the 2022 Secured Notes and the 2024 Secured Notes.

The Cash Flow Credit Agreement requires the maintenance of a maximum Consolidated First Lien Net Leverage Ratio, on the last day of any fiscal quarter when aggregate exposures exceed 40% of total revolving commitments (subject to certain exclusions, including issued or undrawn letters of credit), of no greater than 6.95 to 1.00, tested for the four fiscal quarter period ending on such date.

The Cash Flow Credit Agreement also includes customary mandatory prepayment requirements with respect to the term loans under the A&E Term Loan Facility based on certain events such as asset sales, debt issuances and defined levels of excess cash flow.

The Cash Flow Credit Agreement contains customary covenants, including, but not limited to, restrictions on the Company's ability and that of its restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, make investments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or certain burdensome agreements, create certain restrictions on subsidiaries, modify the Company's governing documents, certain junior debt documents or change the Company's line of business.

The Cash Flow Credit Agreement provides that, upon the occurrence of certain events of default, McGraw-Hill Education, Inc.’s obligations thereunder may be accelerated. Such events of default include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, material pension plan events, certain change of control events and other customary events of default subject to certain materiality levels, default triggers and cure and grace periods.

As of June 30, 2025, the Company was in compliance with all covenants or other requirements in the Cash Flow Credit Agreement.

The fair value of the outstanding A&E Term Loan Facility was approximately $1,158,569 as of June 30, 2025. As of June 30, 2025, the remaining contractual life of the A&E Term Loan Facility was approximately 6.2 years.

A&E ABL Revolving Credit Facilities

    On July 30, 2021, McGraw-Hill Education, Inc. and certain subsidiaries entered into that certain Revolving Credit Agreement (the “ABL Revolving Credit Agreement”) which provided for (i) a $165,000 U.S. revolving credit facility, subject to U.S. borrowing base capacity (the “U.S. ABL Revolving Credit Facility”) and (ii) a $35,000 non-U.S. revolving credit facility, subject to non-U.S. borrowing base capacity (the “RoW ABL Revolving Credit Facility” and, together with the U.S. ABL Revolving Credit Facility, the “ABL Revolving Credit Facilities”).

In April 2023, McGraw-Hill Education, Inc. and certain of its subsidiaries entered into an amendment to the ABL Revolving Credit Agreement, which, among other things, replaced LIBOR with Term SOFR (of terms of one, three or six months, or if available and agreed to by such parties as specified in such agreement, other periods of twelve months or less than one month, with a credit spread adjustment of 0.10% for all interest periods). Subsequently, in May 2024, McGraw-Hill Education, Inc. and certain of its subsidiaries entered into an amendment to the ABL Revolving Credit Agreement which replaced CDOR with Term CORRA (of terms of one or three months) with a credit spread adjustment of

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
0.29547% for a one month interest period and 0.32138% for an interest period of three months for any borrowings denominated in Canadian dollars.

On August 6, 2024, McGraw-Hill Education, Inc. and certain subsidiaries amended the ABL Revolving Credit Agreement which amendment (i) modified certain provisions therein, (ii) extended the maturity to August 2029 and (iii) increased the aggregate principal amount of available commitments thereunder from $200,000 to $300,000, consisting of a $265,000 U.S. facility (the “A&E U.S. ABL Revolving Credit Facility”) and a $35,000 Rest of the World subfacility (the “A&E RoW ABL Revolving Credit Facility” and together with the A&E U.S. ABL Revolving Credit Facility, the “A&E ABL Revolving Credit Facilities”). The A&E ABL Revolving Credit Facilities will mature on August 6, 2029 and is not subject to amortization.

    The interest rate applicable to borrowings under the A&E ABL Revolving Credit Facilities is, at McGraw-Hill Education, Inc.'s option, either (1) the base rate, subject to a floor of 1.50% per annum, plus an applicable margin or (2) Term SOFR (subject to a credit spread adjustment), SONIA (subject to a credit spread adjustment), EURIBOR, Term CORRA (subject to a credit spread adjustment), BBSY or BKBM (in each case, as defined in the A&E ABL Revolving Credit Facilities), in each case, plus an applicable margin. The applicable margin is based on average availability under the ABL Revolving Credit Agreement at such time, and ranges from 1.25% to 1.75% for non-base rate loans and 0.25% to 0.75% for base rate loans. The interest rate on borrowings under the A&E ABL Revolving Credit Facilities is subject to a Term SOFR (or such other permitted alternative currency rate) floor of 0% per annum.

    The following fees are applicable under the A&E ABL Revolving Credit Facilities: (a) an unused line fee of (i) 0.250% per annum of the unused portion of any A&E ABL Revolving Credit Facilities (excluding any swingline loans) when the average daily unused portion of such A&E ABL Revolving Credit Facilities is less than or equal to 50% of the aggregate commitments under such A&E ABL Revolving Credit Facilities or (ii) 0.375% per annum of the unused portion of any A&E ABL Revolving Credit Facilities (excluding any swingline loans) when the average daily unused portion of such A&E ABL Revolving Credit Facilities is greater than 50% of the aggregate commitments under such A&E ABL Revolving Credit Facilities, (b) a letter of credit participation fee accruing at a rate equal to the interest rate margin applicable to Term SOFR borrowings on the aggregate stated amount of each letter of credit and (c) certain other customary fees and expenses of the lenders, letter of credit issuers and agents thereunder.

As of June 30, 2025, the amount available under the A&E ABL Revolving Credit Facilities was $300,000, subject to borrowing base capacity pursuant to the terms of the ABL Revolving Credit Agreement. Availability under the A&E ABL Revolving Credit Facilities excludes amounts outstanding for letters of credit in the amount of $4,030.

The Company incurred undrawn fees of $264 on unutilized commitments related to the A&E ABL Revolving Credit Facilities for the three months ended June 30, 2025, and undrawn fees of $186 on unutilized commitments related to the ABL Revolving Credit Facilities for the three months ended June 30, 2024. As of June 30, 2025, the unamortized deferred financing costs was $3,617, which are amortized over the term of the agreement. This is included within Other non-current assets in the consolidated balance sheets.

    All obligations under the A&E U.S. ABL Revolving Credit Facility continue to be guaranteed by, and secured by a lien on the assets of, the direct parent of McGraw-Hill Education, Inc. and all of McGraw-Hill Education, Inc.'s direct and indirect wholly owned U.S. subsidiaries (subject to certain customary exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenue of excluded U.S. subsidiaries). The lien securing the obligations under the A&E ABL Revolving Credit Facilities is a first-priority lien with respect to cash and cash equivalents, accounts receivable, inventory and certain other current and foreign assets, and a second-priority lien with respect to other assets (second in priority to the liens securing the A&E Cash Flow Credit Facilities, the 2022 Secured

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Notes and the 2024 Secured Notes). In addition to the U.S. obligors, the obligations under the A&E RoW ABL Revolving Credit Facility continue to be additionally guaranteed by, and secured by a lien on, the assets of certain foreign subsidiaries.

The ABL Revolving Credit Agreement contains customary covenants, including, but not limited to, restrictions on the ability of McGraw-Hill Education, Inc. and McGraw-Hill Education, Inc.'s restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends or make other restricted payments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or certain burdensome agreements, create certain restrictions on subsidiaries, modify the Company's governing documents, certain junior debt documents or change the Company's line of business.

The ABL Revolving Credit Agreement requires the maintenance of a minimum Consolidated Fixed Charge Coverage Ratio (as set forth in the ABL Revolving Credit Agreement), on any date when Adjusted Availability (as such term is defined in the ABL Revolving Credit Agreement) is less than the greater of (a) 10% of the Line Cap (as such term is defined in the ABL Revolving Credit Agreement) and (b) $18,750, of at least 1.00 to 1.00, tested for the four fiscal quarter period ending on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Adjusted Availability has exceeded the greater of (a) 10% of the Line Cap and (b) $18,750 for 30 consecutive calendar days.

The ABL Revolving Credit Agreement provides that, upon the occurrence of certain events of default, McGraw-Hill Education, Inc.’s (and other co-borrowers') obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, material pension plan events, certain change of control events and other customary events of default, subject to certain materiality levels, default triggers and cure and grace periods.

As of June 30, 2025, the Company was in compliance with all covenants or other requirements in the ABL Revolving Credit Agreement.

2024 Secured Notes

On August 6, 2024, the Company completed the issuance of $650,000 aggregate principal amount of new 7.375% senior secured notes due 2031 (the “2024 Secured Notes”). The 2024 Secured Notes will mature on September 1, 2031. Interest on the 2024 Secured Notes is payable semiannually in arrears on March 1 and September 1 of each year, each commencing on March 1, 2025. The 2024 Secured Notes were offered and sold in transactions not required to be registered under the Securities Act and are not entitled to any registration rights.

The Company may redeem the 2024 Secured Notes at its option at certain redemption prices with respect to such series.

All obligations under the 2024 Secured Notes are guaranteed by, and secured by a lien on the assets of, the direct parent of McGraw-Hill Education, Inc. and all of McGraw-Hill Education, Inc.'s direct and indirect wholly owned U.S. subsidiaries (subject to certain customary exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenue of excluded U.S. subsidiaries). The lien securing the obligations under the 2024 Secured Notes is a second-priority lien with respect to accounts receivable, inventory and certain other current assets (second in priority to the lien securing the A&E ABL Revolving Credit Facilities) and a first-priority lien with respect to other assets, in each case, subject to other permitted liens. The 2024 Secured Notes are secured pari passu with the A&E Cash Flow Credit Facilities and 2022 Secured Notes.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

The Indenture governing the 2024 Secured Notes contains certain customary negative covenants and events of default, including, among other things and subject to certain significant exceptions and qualifications, limitations on the ability of the Company and its restricted subsidiaries to incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock; prepay, redeem or repurchase certain debt; issue certain preferred stock or similar equity securities; make loans and investments; sell assets; incur liens; enter into agreements containing prohibitions affecting its subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of its assets.

As of June 30, 2025, the Company was in compliance with all covenants or other requirements in the Indentures governing the 2024 Secured Notes.

As of June 30, 2025, the unamortized debt discount and deferred financing costs related to the 2024 Secured Notes were $4,602 and $1,011, respectively, which are amortized over the term of the 2024 Secured Notes using the effective interest rate method.

The fair value of the outstanding 2024 Secured Notes was approximately $671,125 as of June 30, 2025. As of June 30, 2025, the remaining contractual life of the 2024 Secured Notes is approximately 6.3 years.

2022 Secured Notes and 2022 Unsecured Notes

    On July 30, 2021, McGraw-Hill Education, Inc. assumed the obligations of (i) the $900,000 aggregate principal amount of 5.750% Secured Notes due 2028 (the “2022 Secured Notes”) and (ii) the $725,000 aggregate principal amount of 8.000% Senior Notes due 2029 (the “2022 Unsecured Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The 2022 Secured Notes will mature on August 1, 2028 and the 2022 Unsecured Notes will mature August 1, 2029. Interest on each series of the 2022 Notes is payable semiannually in arrears on February 1 and August 1 of each year, each commencing on February 1, 2022. Each series of 2022 Notes were offered and sold in transactions not required to be registered under the Securities Act and are not entitled to any registration rights.

The Company may redeem each series of the 2022 Notes at its option at certain redemption prices with respect to such series.

    All obligations under the 2022 Secured Notes are guaranteed by, and secured by a lien on the assets of, the direct parent of McGraw-Hill Education, Inc. and all of McGraw-Hill Education, Inc.'s direct and indirect wholly owned U.S. subsidiaries (subject to certain customary exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenue of excluded U.S. subsidiaries). The lien securing the obligations under the 2022 Secured Notes is a second-priority lien with respect to accounts receivable, inventory and certain other current assets (second in priority to the lien securing the A&E ABL Revolving Credit Facilities) and a first-priority lien with respect to other assets, in each case, subject to other permitted liens. The 2022 Secured Notes are secured pari passu with the A&E Cash Flow Credit Facilities and the 2024 Secured Notes.

All obligations under the 2022 Unsecured Notes are guaranteed by all of McGraw-Hill Education, Inc.’s direct and indirect wholly owned U.S. subsidiaries (subject to certain customary exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenue of excluded U.S. subsidiaries).

    The Indentures governing each series of the 2022 Notes contain certain customary negative covenants and events of default, including, among other things and subject to certain significant exceptions and qualifications, limitations on the ability of McGraw-Hill Education, Inc. and its restricted subsidiaries to incur additional indebtedness and guarantee indebtedness; pay dividends or make other

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
distributions in respect of, or repurchase or redeem, its capital stock; prepay, redeem or repurchase certain debt; issue certain preferred stock or similar equity securities; make loans and investments; sell assets; incur liens; enter into agreements containing prohibitions affecting its subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of its assets.

As of June 30, 2025, the Company was in compliance with all covenants or other requirements in the Indentures governing the 2022 Notes.

    As of June 30, 2025, the unamortized debt discount and deferred financing costs related to the 2022 Secured Notes was $17,120 and $4,014, respectively, which are amortized over the term of the 2022 Secured Notes using the effective interest rate method. As of June 30, 2025, the unamortized debt discount and deferred financing costs related to the 2022 Unsecured Notes was $16,112 and $3,713, respectively, which are amortized over the term of the 2022 Unsecured Notes using the effective interest rate method.

    The fair value of the outstanding 2022 Secured Notes and 2022 Unsecured Notes was approximately $822,253 and $643,827, respectively, as of June 30, 2025. As of June 30, 2025, the remaining contractual life of the 2022 Secured Notes and 2022 Unsecured Notes is approximately 3.1 years and 4.1 years, respectively.

Scheduled Principal Payments

The scheduled principal payments by fiscal year required under the terms of the Company's debt were as follows:

June 30, 2025
2026 (remaining nine months)	$9,878
2027	13,170
2028	13,170
2029	841,636
2030	652,204
Thereafter	1,744,565
$3,274,623

9. Segment Reporting

The Company manages and reports its businesses in the following segments based on the end markets we serve:

•K-12: The Company provides end-to-end core, supplemental and intervention curricula to support the needs of U.S. K-12 schools. The Company sells blended digital and print learning solutions directly to school districts across the U.S.

•Higher Education: The Company provides students, instructors and institutions with adaptive digital learning solutions and content, and instructional materials. The primary users of the Company's solutions are students enrolled in two-and four-year non-profit colleges and universities, and to a lesser extent, for-profit institutions. The Company sells its Higher Education solutions to well-known online retailers and distribution partners, who subsequently sell to students. The Company also sells direct to student via its proprietary e-commerce platform.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
•Global Professional: The Company provides students, institutions and professionals with comprehensive medical and engineering learning solutions. Our learning solutions include digital solutions and print materials easily accessible through a broad range of mediums for learners and customers.

•International: The Company is a provider of comprehensive digital and print solutions in more than 100 countries and 80 languages outside of the United States. Through our expansive global distribution network, we serve the needs of learners and educators throughout the world with our K-12 and Higher Education solutions that primarily originate or are adapted from our U.S.-based solutions.

•Other: Includes in-transit product sales and certain transactions or adjustments that are not attributable to the segments that the chief operating decision maker (“CODM”) considers to be unusual and/or nonoperational.

    The CODM is our Chief Executive Officer. The CODM reviews the segments' separate financial information to assess performance and to allocate resources. The CODM measures and evaluates the reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) from continuing operations plus interest expense (income), net, income tax provision (benefit), depreciation and amortization, restructuring and cost savings implementation charges, the effects of the application of purchase accounting, advisory fees paid to Platinum Equity Advisors, LLC, an entity affiliated with Platinum, pursuant to a Corporate Advisory Services Agreement between McGraw Hill and Platinum Advisors (the “Advisory Agreement”), impairment charges, transaction and integration costs, (gain) loss on extinguishment of debt and the impact of earnings or charges resulting from matters that the CODM does not consider when assessing the performance of, and allocated resources to, the segments. The CODM uses Adjusted EBITDA to allocate resources to our segments in our annual budgeting and forecasting process and to assess the performance of our segments, primarily by comparing current period results to both prior period and budget on a quarterly basis. The CODM reviews consolidated expense information to manage operations. In addition, our reportable segments are not evaluated using asset information.

For all our reportable segments, other segment items, which is calculated as the difference between segment revenue and segment adjusted EBITDA, primarily consist of cost of sales (excluding depreciation and amortization) and operating and administrative expenses.

    During the quarter ended December 31, 2024, the CODM changed the calculation of segment Adjusted EBITDA to no longer include the change in deferred revenue, royalties and commissions. Accordingly, the Company has updated its segment Adjusted EBITDA to align with the measure used by the CODM to allocate resources to, and assess the performance of, the Company’s segments.

The following table sets forth Adjusted EBITDA by segment:

	Three Months Ended June 30,
	2025	2024
Adjusted EBITDA:
K-12	$96,393	$91,207
Higher Education	77,759	73,120
Global Professional	11,266	10,162
International	7,208	12,884
Other	(1,210)	(8,779)
Total Adjusted EBITDA	$191,416	$178,594

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

The following table provides a reconciliation of total Adjusted EBITDA to Net income (loss):

	Three Months Ended June 30,
	2025	2024
Total Adjusted EBITDA	$191,416	$178,594
Interest (expense) income, net	(58,774)	(80,876)
Income tax benefit (provision)	(36,949)	(4,351)
Depreciation, amortization and product development amortization	(87,854)	(88,880)
Restructuring and cost savings implementation charges	(3,106)	(6,571)
Advisory fees	(2,500)	(2,500)
Transaction and Integration costs	(100)	(1,094)
Other	(1,631)	(3,769)
Net income (loss)	$502	$(9,447)

The following tables summarizes revenue and long-lived assets by geographic region:

	Revenue (1)
	Three Months Ended June 30,
	2025	2024
United States	$484,389	$464,470
International	51,321	58,484
Total	$535,710	$522,954
________________

(1)	Revenues are attributed to a geographic region based on the location of customer.

	Long-Lived Assets (2)
	As of
	June 30, 2025	March 31, 2025
United States	$667,449	$646,104
International	33,491	31,773
Total	$700,940	$677,877
__________________

(2)	Reflects total assets less current assets, goodwill, intangible assets, investments, deferred financing costs and non-current deferred tax assets.

10. Taxes on Income (Loss)

The following table presents the Company's income tax provision (benefit) and effective tax rate:

	Three Months Ended June 30,
	2025	2024
Effective tax rate	98.7%	(85.4)%
Income tax provision (benefit)	$36,949	$4,351

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary pretax income (loss). The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect that are individually computed, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

For the three months ended June 30, 2025 and 2024, the Company's estimated annual effective tax rate reflects that the reversal of existing temporary differences and carryforwards is forecasted to be insufficient to support the realizability of the net domestic deferred tax asset position at fiscal year end, mainly driven by disallowed interest expense under Section 163(j). As a result, the Company's estimated annual tax rate reflects a valuation allowance on net domestic deferred tax assets.
For the three months ended June 30, 2025 and 2024, a valuation allowance was recorded for certain foreign deferred tax assets due to negative evidence of cumulative book losses.

On May 16, 2025, the Company purchased $52,900 of Internal Revenue Code Section 48 federal tax credits from a third party for cash consideration of $50,299. These tax credits were utilized to offset a portion of the Company’s federal income tax liability for fiscal year ended March 31, 2025. The full amount of the cash consideration paid has been included within “Cash paid for income taxes” in the supplemental disclosures to the consolidated statements of cash flows. The difference between the notional value of the tax credits purchased and the cash consideration paid has been reflected as a component of the Company’s income tax provision (benefit) in the consolidated statements of operations.

11. Accumulated Other Comprehensive Income (Loss)

The following tables summarize the activity in accumulated other comprehensive loss, by component for the periods indicated:

	Foreign currency translation adjustment, net of tax	Total
Balance as of March 31, 2024	$245	$245
Other comprehensive income (loss) before reclassifications	(1,205)	(1,205)
Balance as of June 30, 2024	$(960)	$(960)

	Foreign currency translation adjustment, net of tax	Total
Balance as of March 31, 2025	$(2,426)	$(2,426)
Other comprehensive income (loss) before reclassifications	2,515	2,515
Balance as of June 30, 2025	$89	$89

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
12. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share adjusted to give effect to the Stock Split is as follows:

	Three Months Ended June 30,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$502	$(9,447)
Denominator:
Basic weighted-average number of shares outstanding	166,611,519	166,611,519
Effect of dilutive potential common shares	—	—
Dilutive weighted-average number of shares outstanding	166,611,519	166,611,519

Earnings (loss) per share attributable to common stockholders
Basic and diluted earnings (loss) per share	$0.00	$(0.06)

The following table summarizes the Company's outstanding common stock equivalents that were excluded from the computation of diluted earnings (loss) per share on the basis that they represent contingently issuable shares that were not issuable as of the end of the reporting period:

	Three Months Ended June 30,
	2025	2024
Stock options	8,611,063	9,763,898

13. Management Fee

Platinum Advisors Fee Agreement

The Company receives certain corporate and advisory services from Platinum Advisors pursuant to the Advisory Agreement and is invoiced by Platinum Advisors for such services and related expenses. The annual fee for such services will be agreed by the parties from time to time.

The Company has agreed to pay Platinum Advisors a non-refundable annual management fee of $10,000 and to reimburse Platinum Advisors for its out-of-pocket costs and expenses incurred in connection with its services under the Advisory Agreement. The Company paid Platinum Advisors management fees of $2,500 in each of the three months ended June 30, 2025 and 2024, along with expense reimbursements of $96 and $129, respectively, related to such services. These amounts are included within Operating and administrative expenses in the consolidated statements of operations. As of June 30, 2025 and March 31, 2025, the amount payable pursuant to the Advisory Agreement was $0.

14. Commitments and Contingencies

Legal Matters

In June 2022, the Attorney General for the State of Florida issued a subpoena to McGraw-Hill Education, Inc. as part of an investigation into alleged overcharges on instructional materials for use by public K-12 schools under the Florida False Claims Act. McGraw-Hill completed its production of documents and information in response to the subpoena in December 2022 and engaged in several meetings with the Attorney General’s office to articulate multiple factual and legal defenses to any prospective legal action by the Florida Attorney General. In January 2024, McGraw-Hill Education, Inc.’s

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
former Florida sales representative was deposed by the Attorney General and provided testimony supporting McGraw-Hill Education Inc.’s position. On August 12, 2025, the State of Florida filed a complaint in the Circuit Court for the Second Judicial Circuit in Leon County, Florida against McGraw Hill, LLC and Savvas Learning Company, LLC, alleging that defendants violated the Florida False Claims Act by purportedly charging certain Florida school districts the full published price for instructional materials while offering the same instructional materials at lower prices and/or for free to others and not extending those pricing advantages to all purchasing Florida school districts during the adoption period (the “Florida Complaint”). The Florida Complaint further alleges that by purportedly disregarding Florida’s most-favored-nation pricing and mandatory free materials requirements, the defendants overcharged certain Florida school districts and withheld price reductions they were legally required to provide. On August 11, 2025, the Circuit Court for the Second Judicial Circuit in Leon County, Florida unsealed a qui tam complaint (the “Qui Tam Complaint”), which had remained under seal pursuant to Florida law from its filing in May 2022 until the State of Florida intervened in the Qui Tam suit. Prior to August 12, 2025, the Company had no knowledge of the Qui Tam Complaint. The Qui Tam Complaint alleges similar claims against McGraw Hill, LLC and Savvas Learning Company, LLC as those advanced in the Florida Complaint. The Florida Complaint and the Qui Tam Complaint seek treble damages arising from each alleged violation, civil penalties, and attorneys’ fees and costs. The Relator in the Qui Tam Complaint is solely entitled to a portion of any recovery made by the State of Florida in the litigation, in addition to reasonable attorneys' fees, expenses and costs. McGraw Hill believes the Florida Complaint and the Qui Tam Complaint are subject to legal challenge on multiple factual and legal grounds and the Company intends to vigorously defend itself against the complaints. The Company is currently not able to predict the outcome of this matter or reasonably estimate the amount of any loss that may result and will continue to assess these conclusions as the matter progresses.

In January 2021, and February 2021, two purported class actions were filed against McGraw-Hill Education, Inc. in the Southern District of New York, alleging that our refined methodology for calculating royalties breaches the terms of our author agreements and breaches McGraw-Hill Education, Inc.’s implied covenant of good faith and fair dealing. The plaintiffs subsequently consolidated their claims in a single complaint. In May 2021, McGraw-Hill Education, Inc. filed a motion to dismiss the complaint in its entirety. In January 2022, the Court granted the motion to dismiss the plaintiffs’ breach of contract claim but denied McGraw-Hill Education, Inc.’s motion to dismiss the breach of implied covenant claim. In September 2022, the plaintiffs voluntarily dismissed their breach of implied covenant claim and in October 2022, filed an appeal on the Court’s granting of McGraw-Hill Education, Inc.’s motion to dismiss their breach of contract claim with the U.S. Court of Appeals for the Second Circuit. In November 2024, the Second Circuit remanded the case to the District Court for further adjudication on one element of the breach of contract claim. The issue of class certification remains open. Discovery in the District Court proceeding has concluded. McGraw Hill Education, Inc. intends to file a Motion for Summary Judgment with the Court in the late second or early fiscal third quarter of fiscal year 2026. The Company is currently unable to predict the outcome of this litigation or reasonably estimate the amount of any loss that may result from the litigation and will continue to assess these conclusions as the litigation progresses.

In July 2020, Achieve3000 filed a complaint against Beable Education Inc. (“Beable”) and its founder, Saki Dodelson, in the United States District Court for the District of New Jersey (the “Federal Action”) alleging, among other things, intellectual property/patent infringement, fraudulent inducement, unfair competition, theft of trade secret, tortious interference and breach of contract. Ms. Dodelson is the former CEO of Achieve3000. In October 2020, Beable and Dodelson filed a motion to dismiss the complaint, which the Court denied in its entirety in May 2021. In July 2021, Beable and Dodelson filed a counterclaim asserting breach of an earlier settlement agreement with Achieve3000 and seeking declarations of invalidity and non-infringement of the patent. Discovery in the Federal Action commenced. Beable and Dodelson subsequently filed for inter partes review before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office, challenging the validity of the patent. In January 2023, the PTAB ruled the patent is invalid. Achieve3000 appealed the ruling to the United States Court of Appeals for the Federal Circuit which affirmed the PTAB’s ruling in July 2024. Achieve3000 does not plan further appeals but filed an application in November 2023 to reissue the Patent, correcting errors to

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
narrow and refine the claims to address the prior art that formed the basis of the PTAB’s ruling. In March 2025, after the extension of discovery deadlines in the Federal Action due to ongoing disputes, discovery resumed. It is anticipated that depositions of witnesses will begin in the third or fourth quarter of 2025. The Company is currently unable to predict the outcome of the defendants' counter-claims or reasonably estimate the amount of any loss that may result from the counter-claims and will continue to assess these conclusions as the litigation progresses.

In the normal course of business both in the United States and abroad, the Company is a defendant in various lawsuits and legal proceedings which may result in adverse judgments, damages, fines or penalties and is subject to inquiries and investigations by various governmental and regulatory agencies concerning compliance with applicable laws and regulations. In view of the inherent difficulty of predicting the outcome of legal matters, the Company cannot state with confidence what the timing, eventual outcome, or eventual judgment, damages, fines, penalties or other impact of these pending matters will be. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company believes, based on its current knowledge, that the outcome of the legal actions, proceedings and investigations currently pending should not have a material adverse effect on the Company’s financial condition or results of operations.

15. Subsequent Events

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S., which contains a broad range of tax provisions affecting businesses. While the Company continues to evaluate the impact of this new legislation, we expect OBBBA to have a favorable impact on our income tax provision (benefit) for the quarter ended September 30, 2025, and for the fiscal year ended March 31, 2026.

Stock Conversion and Stock Split

On July 14, 2025, the Company's board of directors approved the Stock Conversion of all our outstanding Class A voting common stock and Class B non-voting common stock into a single class of common stock on a 1-for-1 basis and approved a 1.06555-for-1 Stock Split of the Company's common stock, including the shares of common stock underlying outstanding stock options. The par value of the Company’s common stock was not adjusted and 166,611,519 shares of Common Stock were outstanding as a result of the Stock Split. The Stock Split became effective after the Company's Registration Statement on Form S-1 was declared effective by the SEC and upon filing of the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware, and the Company's Amended and Restated Bylaws (“Bylaws”) on July 23, 2025, in connection with the IPO. All share and per share data has been presented on the basis of this Stock Split for all the periods presented within these unaudited consolidated financial statements.

Initial Public Offering

On July 25, 2025, the Company completed an IPO in which the Company issued and sold 24,390,000 shares of our Common Stock at a public offering price of $17.00 per share. The Company received $385,698 in net proceeds, after deducting $21,768 of underwriting discounts and commissions and approximately $7,164 in estimated offering expenses. Upon the closing of the IPO, the Company used the net proceeds from the offering to repay $385,698 of debt outstanding under its A&E Term Loan Facility. The underwriters were granted a 30-day option to purchase up to an additional 3,658,500 shares of Common Stock from Platinum (the “Selling Stockholder”) solely to cover over-allotments. As of the date of this filing, the underwriters have not exercised this option.

Prior to the IPO, deferred offering costs, which consist primarily of direct incremental legal,

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
accounting, and consulting fees relating to the Company’s IPO, were capitalized within prepaid expenses and other current assets in the consolidated balance sheets. Upon the consummation of the IPO, these costs were reclassified into additional paid-in capital, as an offset against IPO proceeds. As of June 30, 2025, $12,680 of these IPO-related costs are included within prepaid expenses and other current assets on the consolidated balance sheet.

Second Amended and Restated Certificate of Incorporation

In connection with the consummation of the IPO, the Company’s Certificate of Incorporation became effective upon filing with the Secretary of State of the State of Delaware on July 23, 2025. In addition to certifying the Stock Conversion and Stock Split, the Certificate of Incorporation contains provisions that, among other things, (i) increased the total authorized Common Stock with a par value $0.01 per share to 2,000,000,000 and (ii) created and authorized 100,000,000 shares of preferred stock with a par value $0.01 per share. After the consummation of the IPO, we have 191,001,519 shares of our Common Stock outstanding and no shares of Preferred Stock outstanding.

Platinum Advisors Fee Agreement

On July 25, 2025, the Advisory Agreement was terminated in connection with the consummation of the IPO.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2025 included in our final prospectus filed with the SEC on July 24, 2025 (the “Prospectus”). This discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in the Prospectus and elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Company Overview

McGraw Hill is a leading global provider of information solutions for education across K-12 to higher education, and through professional learning. We harness the power of content, data-driven insights, and learning science to deliver personalized learning experiences and drive positive outcomes throughout the entire learning lifecycle. We believe that we have positively impacted hundreds of millions of learners and educators with our personalized learning solutions to support learning at scale worldwide. On an annual basis, we serve approximately 60 million learners and educators. We believe that education positively impacts lives and, for more than 135 years, we have continuously innovated to help educators and institutions unlock the potential of each learner.

135+ Years of Continued Commitment to Quality and Innovation

McGraw Hill

Decades of Trust → Intellectual Property / Content Moat → Machine Learning and Data Analytics → Insights and Workflow → Personalized Learning (AI)

Product Innovation

- Access
- connect
- connectED
- connect Reinvented
- Open Learning
- Virtual Labs
- PLUS
- sharpen.
- GO
- FIRST AID Forward
- ALEKS Adventure
- AI Reader, Scribe
- Launched New GenAI Solutions
- Scaling Evergreen Across Connect
- sharpen. Enterprise

Acquisitions

- Times Mirror (Higher Education Unit)
- ALEKS
- LS LEARNSMART
- REDBIRD MATHEMATICS
- kidaptive
- Achieve3000
- Boards&Beyond
- triadinteractive
- essaypop

Key Milestones

- Sale of McGraw Hill From S&P to APOLLO
- *~1/3rd Digital Revenue Mix[2]*
- *<40% Re-occurring Revenue Mix[3]*
- *>50% Digital Revenue Mix[2]*
- Acquired by Platinum Equity
- *>$1B Digital Revenue*
- *$1.4B Digital Revenue[1,2]*
- *~69% Re-occurring Revenue Mix[1,3]*

1996 | 2000 | 2009 | 2013 | 2014 | 2015 | 2016 | 2019 | 2020 | 2021 | 2022 | 2023 | 2024 | 2025

(1) For the fiscal year ending March 31, 2025. (2) Digital Revenue Mix is defined as digital revenue divided by total revenue. (3) Re-occurring Revenue includes revenue from offerings that are generally sold as digital subscriptions and multi-year print products. Revenue from digital subscriptions, which are paid for at the time of sale or shortly thereafter, is recognized ratably over the term of the subscription period as the performance obligation is satisfied. For multi-year print products (e.g., workbooks), which are paid for at the beginning of the multi-year contract term, each academic year within the contract period, represents a distinct performance obligation. Revenue is recognized upon delivery to the customer for each respective academic year. FY2025 total Re-occurring Revenue was $1,457M. Re-occurring Revenue Mix is defined as Re-occurring Revenue divided by total revenue.

We believe that education is foundational to global stability and economic prosperity. Recent investments in technology infrastructure and the rapid proliferation of mobile devices have accelerated the adoption of digital learning solutions and fostered a culture of data-driven instruction across the education landscape. Demand for personalized content, delivered via intuitive digital solutions, is reshaping the

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
industry as educators continue to leverage technology, including generative AI, to meet students where they are in their learning journey.

Understanding how learning happens is critical to building effective learning solutions, like ALEKS, which has leveraged data science and machine learning to enhance learning outcomes for over 25 years. Over the last decade, we have invested more than $2.0 billion in developing a suite of market leading digital learning solutions. Our scalable digital solutions rely on shared technology infrastructure, years of collaborative partnerships with leading institutions, expertise in learning science and a focus on high-value iterative product design and development activities led by a team of approximately 300 software engineers. We utilize our data analytics capabilities to generate continuous feedback loops that drive product and go-to-market innovation, which allows us to simplify workflows while creating meaningful learning experiences that are tailored to the needs of each learner.

For the three months ended June 30, 2025 and 2024, we generated revenue of $535.7 million and $523.0 million, respectively, and a net income (loss) of $0.5 million and $(9.4) million, respectively. For the three months ended June 30, 2025 and 2024, we generated Adjusted EBITDA of $191.4 million and $178.6 million, respectively. See “—Key Operating Metrics” and “—Non-GAAP Financial Measures.”

The Education End-Markets We Serve

We serve the needs of three primary customer end markets in education – K-12, higher education and professional which predominately serves the medical and engineering markets. While the United States is our largest market, we serve customers in international markets through an expansive global distribution network. Our operating segments are as follows:
Our K-12 segment represented 51% and 53% of total revenue for the three months ended June 30, 2025 and 2024, respectively. Our Higher Education segment represented 34% and 31% of total revenue for the three months ended June 30, 2025 and 2024, respectively. Our Global Professional segment represented 7% of total revenue for each of the three months ended June 30, 2025 and 2024, respectively. Our International segment represented 10% and 11% of total revenue for the three months ended June 30, 2025 and 2024, respectively. The remaining total revenue relates to adjustments made for in-transit product sales, which are included in the segment “Other.”

Our revenue models across each of our businesses are transforming along with our customers’ increasing adoption of digital learning solutions. In general, our digital solutions are sold on a subscription basis with high renewal rates, which provides a more predictable and stable long-term revenue model.

K-12

We are a top two provider in the K-12 market in the United States, serving approximately 99% of public K-12 districts. We go to market with blended digital and print learning solutions as a holistic provider of end-to-end core, supplemental and intervention curricula to support the needs of U.S. K-12 schools. Core Solutions are digital and print solutions that serve mainstream educators with research-based, comprehensive learning solutions. Supplemental Solutions are additional learning resources that complement, enrich and extend core program solutions. Intervention Solutions are solutions that leverage our expertise in data science and learning science to help identify and support students at risk for academic faltering, to remediate learning gaps or to support special learning or behavioral needs. AP and Electives are additional learning solutions to support college readiness, career and technical education, and electives. We sell our learning solutions directly to school districts across the U.S. through multi-year contracts providing strong visibility and predictability of forward revenue. The timing of purchase and the contract length varies by state resulting in variation in the total K-12 sales opportunity in a given year with states with large K-12 populations like Florida, California and Texas having an outsized impact on the sales opportunity in the years that they procure content.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
Higher Education

We are a top two provider of digital and print learning solutions in the U.S. higher education market based on market share, serving approximately 82% of U.S. higher education institutions. The proliferation of digital technology has reshaped Higher Education. To support the evolving needs of educators and learners, we provide comprehensive digital course experiences for nearly every subject through our flagship Connect solution, with over 34 million lifetime learners. Our Evergreen content delivery model provides continuous content updates to keep materials engaging and aligned with the latest standards, which we believe outpaces the industry standard and advances beyond the traditional approach of episodic revision cycles.

In Fall 2024, the number of students who were enrolled in post secondary institutions was 19 million. Although we cover all major academic disciplines, our content portfolio is organized into three key disciplines: (i) Business, Economics & Computing; (ii) Science, Engineering & Math; and (iii) Humanities, Social Science & Languages. Our top selling products include Economics: Principles, Problems, and Policies (McConnell/Brue/Flynn), ALEKS, Managerial Accounting (Garrison) and The Art of Public Speaking (Lucas). The primary users of our solutions are students enrolled in two- and four-year non-profit colleges and universities, and to a much lesser extent, for-profit institutions. Although we sell our solutions to the students as end users, it is the instructor who often makes the ultimate decision regarding materials for the course. A key distribution model for Higher Education is Inclusive Access, a course material affordability program, designed by institutions and guided by the U.S. Department of Education. Inclusive Access has saved students over $1.5 billion since the fiscal year ended March 31, 2018, offering them the choice to select the learning resources that are right for them.

We also sell our Higher Education solutions to well-known online retailers and distribution partners, who subsequently sell to students and we also sell direct to student via our proprietary e-commerce platform.

Global Professional

We are a global content provider of trusted, high stakes medical and engineering learning solutions and support learners and educational institutions with technologies developed to maximize learning outcomes. Through our subscription-based learning solutions such as Access, we provide students, institutions and professionals with comprehensive medical and engineering learning solutions. Our AccessMedicine solution is available across approximately 94% of U.S. medical schools.

In December 2022, we acquired substantially all of the assets of Ryan Medical Education LLC, d/b/a Boards & Beyond (the "Boards and Beyond Acquisition"), a leader in supporting medical students with on-demand video libraries and question banks designed to help students efficiently learn the fundamentals of medical basic sciences and clinical medicine. This acquisition provided a springboard for our undergraduate medical education expansion strategy.

International

We are a provider of comprehensive digital and print solutions in more than 100 countries and 80 languages outside the United States. Through our expansive global distribution network, we serve the needs of learners and educators throughout the world with our K-12 and Higher Education solutions that primarily originate or are adapted from our U.S.-based solutions.

Other

Other represents certain transactions or adjustments that are unusual or non-operational. In addition, adjustments made for in-transit product sales, timing-related corporate cost allocations and other costs not attributed to a single reportable segment are recorded within Other.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)

Key Operating Metrics

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Re-occurring Revenue and Transactional Revenue

Re-occurring Revenue represents revenue from offerings that are generally sold as digital subscriptions and multi-year print products. Revenue from digital subscriptions, which are paid for at the time of sale or shortly thereafter, is recognized ratably over the term of the subscription period as the performance obligation is satisfied. For multi-year print products (e.g., workbooks), which are paid for at the beginning of the contract period, each academic year represents a distinct performance obligation. Revenue is recognized upon delivery to the customer for each respective academic year. Re-occurring Revenue serves as a key operating metric used by management as it offers valuable insight into the subscription-based nature of our business. For the three months ended June 30, 2025 and 2024, Re-occurring Revenue represented approximately 72% and 69% of total revenue, respectively.

Transactional Revenue includes revenue from both print and digital offerings. Revenue from print offerings is recognized at the point of shipment and revenue from digital offerings are recognized at the time of delivery. In addition, revenues for amounts billed to customers in a sales transaction for shipping and handling are included in Transactional Revenue. For the three months ended June 30, 2025 and 2024, Transactional Revenue represented approximately 28% and 31% of total revenue, respectively.

Annual Net Dollar Retention

We believe that our ability to retain and grow Re-occurring Revenues from our existing customers over time strengthens the stability and predictability of our total revenue base and is reflective of the value we deliver to them through upselling and cross selling across our suite of solutions to our existing customers. We assess our performance in our Higher Education and Global Professional segments using Annual Net Dollar Retention (“NDR”), which serves as a key operating metric used by management for evaluating the trajectory of digital subscription revenue growth within our existing customer base. Our ability to retain existing customers serves as a leading indicator of our digital subscription-based revenues and cash flows for the subsequent reporting period. It encompasses renewals, expansions, contractions, price increases, and attrition, providing valuable insights into customer engagement and satisfaction.

However, NDR is not applicable to our K-12 segment, as purchasing decisions are typically made at the state or district level, often involving multi-year contracts and varying purchasing cycles across states, that do not align with the renewal, expansion, contraction, and attrition dynamics that NDR measures. Similarly, NDR does not apply to our International segment, as it encompasses higher education and K-12 markets, each with distinct purchasing behaviors, contract structures, and funding mechanisms. This variability across these markets makes it challenging to apply a consistent NDR calculation, limiting its effectiveness as a metric for the International segment.

We calculate NDR by dividing (a) the digital subscription amounts invoiced to existing customers during the year, inclusive of changes in enrollment, price changes and attrition by (b) the digital subscription amounts invoiced to such customers for the comparable prior year.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
Remaining Performance Obligation

Our Remaining Performance Obligations (“RPO”) represent the total contracted future revenue that has not yet been recognized. RPO is associated with our digital subscriptions and multi-year print products and is impacted by various factors, including the timing of renewals and purchases, contract durations, and seasonal trends. Given these influencing factors, RPO should be evaluated alongside Re-occurring Revenue and other financial metrics disclosed within this Quarterly Report on Form 10-Q. RPO serves as a key operating metric used by management as it offers visibility into future revenue and facilitates the assessment of long-term growth sustainability.

While we believe that the above key operating metrics provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management, it is important to note that other companies, including companies in our industry, may not use these metrics, may calculate them differently, may have different frequencies or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of Re-occurring Revenue, Transactional Revenue, NDR or RPO as a comparative measure.

Re-occurring Revenue and Transactional Revenue for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025			2024
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$183,641	$87,290	$270,931	$166,819	$108,008	$274,827
Higher Education	159,552	22,827	182,379	149,454	10,392	159,846
Global Professional	23,657	11,502	35,159	22,773	12,514	35,287
International	20,764	30,700	51,464	22,752	35,559	58,311
Other	—	(4,223)	(4,223)	—	(5,317)	(5,317)
Total Revenue	$387,614	$148,096	$535,710	$361,798	$161,156	$522,954

NDR as of March 31, 2025, 2024 and 2023

	Year Ended March 31,
	2025	2024	2023
NDR
Higher Education	110%	110%	106%
Global Professional	105%	103%	99%

RPO as of June 30, 2025 and as of March 31, 2025

	June 30, 2025			March 31, 2025
	Current	Non-current	Total	Current	Non-current	Total
RPO by Segment:
K-12	$472,329	$854,715	$1,327,044	$457,353	$822,232	$1,279,585
Higher Education	173,796	47,934	221,730	247,685	49,631	297,316
Global Professional	57,426	6,950	64,376	54,949	7,399	62,348
International	26,315	2,960	29,275	30,515	2,892	33,407
Other	7,754	—	7,754	3,531	—	3,531
Total RPO	$737,620	$912,559	$1,650,179	$794,033	$882,154	$1,676,187

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)

Results of Operations
The following tables set forth certain consolidated financial information for the three months ended June 30, 2025 and 2024. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Consolidated Operating Results for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$535,710	$522,954	$12,756	2.4%
Cost of sales (excluding depreciation and amortization)	123,384	125,290	(1,906)	(1.5)%
Gross profit	412,326	397,664	14,662	3.7%
Operating expenses
Operating and administrative expenses	241,549	246,271	(4,722)	(1.9)%
Depreciation	17,187	14,434	2,753	19.1%
Amortization of intangibles	57,365	61,179	(3,814)	(6.2)%
Total operating expenses	316,101	321,884	(5,783)	(1.8)%
Operating income (loss)	96,225	75,780	20,445	27.0%
Interest expense (income), net	58,774	80,876	(22,102)	(27.3)%
Income (loss) from operations before taxes	37,451	(5,096)	42,547	n/m
Income tax provision (benefit)	36,949	4,351	32,598	n/m
Net income (loss)	$502	$(9,447)	$9,949	(105.3)%

Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue by Segment:
K-12	$270,931	$274,827	$(3,896)	(1.4)%
Higher Education	182,379	159,846	22,533	14.1%
Global Professional	35,159	35,287	(128)	(0.4)%
International	51,464	58,311	(6,847)	(11.7)%
Other (2)	(4,223)	(5,317)	1,094	n/m
Total Revenue	$535,710	$522,954	$12,756	2.4%

Revenue for the three months ended June 30, 2025 and 2024 was $535.7 million and $523.0 million, respectively, representing an increase of $12.8 million, or 2.4%. The increase was driven by the segment factors described below.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
K-12

K-12 revenue for the three months ended June 30, 2025 and 2024 was $270.9 million and $274.8 million, respectively, representing a decrease of $3.9 million, or 1.4%. The decrease was primarily attributable to lower Transactional Revenue of approximately $20.7 million, driven by lower market opportunities in the current period. This decrease was partially offset by an increase in Re-occurring Revenue of approximately $16.8 million, primarily due to the timing of deferred revenue recognition associated with prior year sales in the Texas and Florida markets.

Higher Education

Higher Education revenue for the three months ended June 30, 2025 and 2024 was $182.4 million and $159.8 million, respectively, representing an increase of $22.5 million, or 14.1%. The increase was primarily due to:

•higher digital Re-occurring Revenue of approximately $10.1 million, due to the timing of deferred revenue recognition associated with the increased adoption of digital products in the prior year, which were driven by a more than 30% increase in Inclusive Access sales, continued growth in U.S. enrollments, market share gains and higher customer retention; and

•higher digital and print Transactional Revenue of approximately $12.4 million, primarily due to growth in Inclusive Access sales and a reduction in product returns, respectively.

Global Professional

Global Professional revenue for the three months ended June 30, 2025 and 2024 was $35.2 million and $35.3 million, respectively, representing a decrease of $0.1 million, or 0.4%. The decrease was primarily due to lower print Transactional Revenue of approximately $1.0 million, driven by the continued execution of the strategic initiative, launched in the prior year, to sunset non-core print titles. This decrease was partially offset by an increase in digital Re-occurring Revenue of approximately $0.9 million, primarily attributable to the timing of deferred revenue recognition related to growth in digital subscriptions for our core products in the prior year.

International

International revenue for the three months ended June 30, 2025 and 2024 was $51.5 million and $58.3 million, respectively, representing an decrease of $6.8 million, or 11.7%. The decrease was driven by lower Transactional Revenue and Re-occurring Revenue of approximately $4.9 million and $2.0 million, respectively, as a result of lower market opportunities in the Middle East and Asia markets.

Cost of Sales (Excluding Depreciation and Amortization)

    Cost of sales (excluding depreciation and amortization) for the three months ended June 30, 2025 and 2024 was $123.4 million and $125.3 million, respectively, representing a decrease of $1.9 million, or 1.5%. The decrease was primarily due to:

•lower manufacturing, freight and other direct fulfillment costs of approximately $4.7 million, attributable to lower Transactional Revenue from print offerings at K-12 and International due to lower market opportunities during the period; partially offset by

•higher royalty costs of approximately $3.2 million, primarily resulting from changes in the product sales mix and the timing of deferred royalty cost recognition at Higher Education, consistent with the growth in Re-occurring Revenue.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
Operating and Administrative Expenses

Operating and administrative expenses for the three months ended June 30, 2025 and 2024 was $241.5 million and $246.3 million, respectively, representing a decrease of $4.7 million, or 1.9%. The decrease was primarily due to:

•lower technology-related expenses of approximately $4.9 million, primarily due to the transition to cloud-based solutions;

•lower annual incentive compensation expense of approximately $4.6 million, primarily reflecting the higher incentive payments recognized in the prior year, which were driven by a stronger than expected business performance;

•lower other expenses of approximately $3.4 million, primarily due to foreign exchange income, resulting from favorable fluctuations in foreign currency exchange rates;

•lower general and administrative expense of approximately $2.8 million, primarily attributable to the absence of certain one-time implementation charges, as well as transaction and integration costs that were incurred in the prior-year period; and

•lower credit losses on accounts receivable of approximately $0.8 million, primarily due to a decrease in the reserves for credit losses in the current period driven by a lower account receivable balance related to certain customers with higher risk characteristics; partially offset by

•higher research and development expense of approximately $7.9 million, reflecting continued investment in platform enhancements and product development initiatives; and

•higher depository sales commission within K-12 of approximately $3.2 million, due to the mix of state product sales.

Depreciation and Amortization of Intangibles

Depreciation and amortization expenses for the three months ended June 30, 2025 and 2024 were $74.6 million and $75.6 million, respectively, representing a decrease of $1.1 million, or 1.4%. The decrease was driven primarily by lower amortization expense related to the use of an accelerated method of amortization for our content intangible assets, partially offset by higher amortization expense related to software development projects that were completed and put into service during the period.

Interest Expense (Income), Net

Interest expense (income), net, for the three months ended June 30, 2025 and 2024 was $58.8 million and $80.9 million, respectively, representing a decrease of $22.1 million, or 27.3%. The decrease was primarily driven by the refinancing of our A&E Term Loan Facility, which reduced our variable rate indebtedness by $749.6 million, partially offset by an increase in interest expense resulting from the issuance of $650.0 million in aggregate principal amount of 2024 Secured Notes in August 2024. In addition, the decrease was driven by a lower variable rate of interest in the current period as compared to the prior period.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the three months ended June 30, 2025 and 2024 was $36.9 million and $4.4 million, respectively, and the effective tax rate was 98.7% and (85.4)%, respectively. For the three months ended June 30, 2025, the effective tax rate differed from the statutory rate due to forecasted current tax expense, in addition to a valuation allowance recorded against domestic and

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
certain foreign net deferred tax assets. For the three months ended June 30, 2024, the effective tax rate differed from the statutory rate due to forecasted current tax expense, a valuation allowance recorded against domestic and certain foreign net deferred tax assets, and the jurisdictional mix of domestic book losses and foreign book income.

Adjusted EBITDA by Segment for the Three Months Ended June 30, 2025 and 2024

Adjusted EBITDA by segment is determined and presented in accordance with Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Adjusted EBITDA by segment is a measure used by our chief operating decision maker to assess the performance of our segments. We exclude from Adjusted EBITDA by segment: interest expense (income), net, income tax (benefit) provision, depreciation, amortization and pre-publication amortization and certain transactions or adjustments that our chief operating decision maker does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. In addition, Adjusted EBITDA by segment is calculated in a manner consistent with the definition and meaning of our Adjusted EBITDA Non-GAAP measure, see “—Non-GAAP Financial Measures—EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin.”

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Adjusted EBITDA:
K-12	$96,393	$91,207	$5,186	5.7%
Higher Education	77,759	73,120	4,639	6.3%
Global Professional	11,266	10,162	1,104	10.9%
International	7,208	12,884	(5,676)	(44.1)%
Other	(1,210)	(8,779)	7,569	(86.2)%

K-12

K-12 Adjusted EBITDA for the three months ended June 30, 2025 and 2024 was $96.4 million and $91.2 million, respectively, representing an increase of $5.2 million, or 5.7%. The increase was primarily due to:

•lower manufacturing, freight and other direct fulfillment costs of approximately $11.4 million, attributable to lower Transactional Revenue from print offerings;

•lower allocation of shared corporate costs of approximately $8.3 million, driven by current period factors such as headcount, revenue and the allocable cost base; and

•lower promotional sample expense of approximately $0.6 million, due to smaller K-12 market opportunities in fiscal year 2026; partially offset by

•higher salaries and wages of approximately $4.4 million, primarily due to an annual merit-based compensation increase;

•a decrease in revenue of approximately $3.9 million as discussed under “—Consolidated Operating Results for the Three Months Ended June 30, 2025 and 2024—K-12”;

•higher research and development expense of approximately $3.3 million, reflecting continued investment in platform enhancements and product development initiatives; and

•higher depository sales commission of approximately $3.2 million, due to state sales product mix.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
Higher Education

Higher Education Adjusted EBITDA for the three months ended June 30, 2025 and 2024 was $77.8 million and $73.1 million, respectively, representing an increase of $4.6 million, or 6.3%. The increase was primarily due to:

•an increase in revenue of $22.5 million as discussed under “—Consolidated Operating Results for the Three Months Ended June 30, 2025 and 2024—Higher Education”; partially offset by

•higher royalty costs of approximately $3.4 million, consistent with the growth in revenue;

•higher research and development expense of approximately $3.3 million, reflecting continued investment in platform enhancements and product development initiatives;

•higher allocation of shared corporate costs of approximately $3.1 million, driven by current period factors such as headcount, revenue and the allocable cost base;

•higher hosting and other direct charges of approximately $2.7 million, consistent with the growth in digital revenue;

•higher selling and marketing expense of approximately $2.7 million, consistent with the growth in revenue;

•higher salaries and wages of approximately $2.0 million, primarily due to an annual merit-based compensation increase; and

•higher other miscellaneous expenses of approximately $1.1 million, primarily reflecting increased business activity to support growth and operational execution.

Global Professional

Global Professional Adjusted EBITDA for the three months ended June 30, 2025 and 2024 was $11.3 million and $10.2 million, respectively, representing an increase of $1.1 million or 10.9%. The increase was primarily due to a lower allocation of shared corporate costs of approximately $1.0 million, driven by current period factors such as headcount, revenue and the allocable cost base. This increase was partially offset by a decrease in revenue of $0.1 million as discussed under “—Consolidated Operating Results for the Three Months Ended June 30, 2025 and 2024—Global Professional”.

International

International Adjusted EBITDA for the three months ended June 30, 2025 and 2024 was $7.2 million and $12.9 million, respectively, representing a decrease of $5.7 million, or 44.1%. The decrease was primarily due to:

•a decrease in revenue of $6.8 million as discussed under “—Consolidated Operating Results for the Three Months Ended June 30, 2025 and 2024—International”; and

•higher allocation of shared corporate costs of approximately $1.8 million, driven by current period factors such as headcount, revenue and the allocable cost base; partially offset by

•lower manufacturing, royalty and freight cost of approximately $3.1 million, attributable to lower Transactional Revenue from print sales.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
Non-GAAP Financial Measures

We include non-GAAP financial measures in this Quarterly Report on Form 10-Q, including EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income (loss), Adjusted basic and diluted earnings (loss) per share and non-GAAP operating and administrative expense financial measures (including Adjusted operating and administrative expenses, Adjusted selling and marketing expenses, Adjusted general and administrative expenses and Adjusted research and development expenses) because our management uses them to assess our performance. We believe they reflect the underlying trends and indicators of our business and allow management to focus on the most meaningful indicators of our continuous operational performance.

Although we believe these measures are useful for investors for the same reasons, readers of the financial statements should note that these measures are not a substitute for GAAP financial measures or disclosures. We have provided reconciliations of each of these non-GAAP financial measures to the most directly comparable GAAP financial measure.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA is defined as net income (loss) from continuing operations plus interest expense (income), net, income tax provision (benefit), depreciation and amortization.

Adjusted EBITDA is defined as net income (loss) from continuing operations plus interest expense (income), net, income tax provision (benefit), depreciation and amortization, restructuring and cost savings implementation charges, the effects of the application of purchase accounting, advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated upon consummation of our IPO), impairment charges, transaction and integration costs, (gain) loss on extinguishment of debt and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations.

Further, although not included in the calculation of Adjusted EBITDA below, we may at times add estimated cost savings and operating synergies related to operational changes ranging from acquisitions or dispositions to restructurings, and exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred.

Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.

Adjusted net income (loss) and Adjusted basic and diluted earnings (loss) per share

Adjusted net income (loss) is defined as net income (loss) from continuing operations adjusted to exclude amortization of intangible assets, restructuring and cost savings implementation charges, the effects of the application of purchase accounting, advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated upon consummation of our IPO), impairment charges, transaction and integration costs, (gain) loss on extinguishment of debt and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations and the related tax impact of those adjustments.

We define Adjusted basic and diluted earnings (loss) per share as Adjusted net income (loss) divided by the basic and diluted weighted average shares outstanding.

Non-GAAP operating and administrative expenses

Our non-GAAP operating and administrative expense financial measures include Adjusted operating and administrative expenses, Adjusted selling and marketing expenses, Adjusted general and administrative expenses and Adjusted research and development expenses. We calculate each of these

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
measures by using the same adjustments used in calculating EBITDA and Adjusted EBITDA to the extent such items are included in the corresponding GAAP operating and administrative expense category.

These non-GAAP operating and administrative expense financial measures are calculated as follows:

Adjusted operating and administrative expenses is defined as GAAP operating and administrative expenses adjusted to exclude restructuring and cost savings implementation charges, advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated upon consummation of our IPO), transaction and integration costs, amortization of product development costs and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations.

Adjusted selling and marketing expenses is defined as GAAP selling and marketing expenses adjusted to exclude the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations.

Adjusted general and administrative expenses is defined as GAAP general and administrative expenses adjusted to exclude restructuring and cost savings implementation charges, advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated upon consummation of our IPO), transaction and integration costs and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations.

Adjusted research and development expenses is defined as GAAP research and development expenses adjusted to exclude the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations.

Each of the above measures is not a recognized term under GAAP and does not purport to be an alternative to net income (loss), or any other measure derived in accordance with GAAP as a measure of operating performance, or to cash flows from operations as a measure of liquidity. Such measures are presented for supplemental information purposes only, have limitations as analytical tools, and should not be considered in isolation or as substitute measures for our results as reported under GAAP. Management uses non-GAAP financial measures to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies, and our use of these measures varies from others in our industry. Such measures are not intended to be a measure of cash available for management’s discretionary use, as they may not capture actual cash obligations associated with interest payments, taxes and debt service requirements.

The tables below provide reconciliations of each of the non-GAAP financial measures to the most directly comparable GAAP financial measure on a consolidated basis for the three months ended June 30, 2025 and 2024.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
Reconciliations of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended June 30,
	2025	2024
Net income (loss)	$502	$(9,447)
Interest expense (income), net	58,774	80,876
Income tax provision (benefit)	36,949	4,351
Depreciation, amortization and product development amortization	87,854	88,880
EBITDA	$184,079	$164,660
Restructuring and cost savings implementation charges (a)	3,106	6,571
Advisory fees (b)	2,500	2,500
Transaction and integration costs (c)	100	1,094
Other (d)	1,631	3,769
Adjusted EBITDA	$191,416	$178,594

Total Revenue	$535,710	$522,954
Net income (loss) margin	0.1%	(1.8)%
Adjusted EBITDA Margin	35.7%	34.2%
__________________
(a) Represents severance and other expenses associated with headcount reductions and other cost savings initiated as part of our formal restructuring initiatives.
(b) For the three months ended June 30, 2025 and 2024, represents $2.5 million of advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated upon consummation of our IPO).
(c) This primarily represents transaction and integration costs associated with acquisitions.
(d) For the three months ended June 30, 2025, the amount represents (i) foreign currency exchange transaction impact of $(1.9) million, (ii) non-recurring expenses related to strategic initiatives, including marketing, consulting, and non-operational costs associated with the market introduction of a new product launch of $0.8 million, (iii) reimbursements of expenses paid to Platinum Advisors incurred in connection with its services under the Advisory Agreement of $0.1 million, (iv) non-recurring transaction-related costs associated with the IPO that were expensed as incurred of $1.9 million and (v) the impact of additional insignificant earnings or charges resulting from matters that we do not consider indicative of our ongoing operations of $0.7 million, that are primarily related to individually insignificant miscellaneous items, including asset disposals and certain additional payments related to incremental insurance premiums and policies as a result of the Platinum acquisition that will not renew after the consummation of the IPO.
For the three months ended June 30, 2024, the amount represents (i) foreign currency exchange transaction impact of $0.5 million, (ii) non-recurring expenses related to strategic initiatives, including marketing, consulting, and non-operational costs associated with the market introduction of a new product launch of $1.4 million, (iii) reimbursements of expenses paid to Platinum Advisors incurred in connection with its services under the Advisory Agreement of $0.3 million, (iv) post-acquisition compensation expense of $0.2 million, associated with the acquisition of Boards & Beyond, and (v) the impact of additional insignificant earnings or charges resulting from matters that we do not consider indicative of our ongoing operations of $1.4 million, primarily related to individually insignificant miscellaneous items, including third-party consulting and advisory fees associated with system and process rationalization initiatives, as well as certain additional payments related to incremental insurance premiums and policies as a result of the Platinum acquisition that will not renew after the consummation of the IPO.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
Reconciliations of Adjusted net income (loss) and Adjusted basic and diluted earnings (loss) per share

	Three Months Ended June 30,
($ in thousands)	2025	2024
Net income (loss)	$502	$(9,447)
Amortization of intangible assets (1)	57,168	60,995
Restructuring and cost savings implementation charges (2)	3,106	6,571
Advisory fees (2)	2,500	2,500
Transaction and integration costs (2)	100	1,094
Other (2)	1,631	3,769
Tax impact of adjustments (3)	(64,715)	20,462
Adjusted net income (loss)	$292	$85,944

Basic and diluted earnings (loss) per share	$0.00	$(0.06)
Adjusted basic and diluted earnings (loss) per share	$0.00	$0.52
Basic and diluted weighted-average shares outstanding	166,611,519	166,611,519
_____________
(1)Represents amortization of definite-lived acquired intangible assets.
(2)Represents the same adjustments used in calculating EBITDA and Adjusted EBITDA.
(3)Represents the tax impact of the adjustments, which are pre-tax, based upon the statutory tax rate.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
Reconciliations of Non-GAAP operating and administrative expenses:

	Three Months Ended June 30,
	2025	2024
Operating and administrative expenses	$241,549	$246,271
Restructuring and cost savings implementation charges	(3,106)	(6,571)
Advisory fees	(2,500)	(2,500)
Transaction and integration costs	(100)	(1,094)
Amortization of product development costs	(13,302)	(13,267)
Other	(1,631)	(3,769)
Adjusted operating and administrative expenses (1)	$220,910	$219,070

Selling and marketing	$87,397	$85,531
Other	(417)	(1,222)
Adjusted selling and marketing expenses (1)	$86,980	$84,309

General and administrative	$75,392	$84,023
Restructuring and cost savings implementation charges	(3,106)	(6,571)
Advisory fees	(2,500)	(2,500)
Transaction and integration costs	(100)	(1,094)
Other	(906)	(2,361)
Adjusted general and administrative expenses (1)	$68,780	$71,497

Research and development	$65,458	$63,450
Other	(308)	(186)
Adjusted research and development expenses (1)	$65,150	$63,264
_____________
(1)We calculate each of these measures by using the same adjustments used in calculating EBITDA and Adjusted EBITDA to the extent such items are included in the corresponding GAAP operating and administrative expense category.
Seasonality and Comparability

Our revenues, operating profit and operating cash flows are affected by the inherent seasonality of the academic calendar. For the fiscal year ended March 31, 2025, we realized approximately 25%, 33%, 20% and 22% of our revenues during the first, second, third and fourth quarters, respectively. This seasonality affects operating cash flow from quarter to quarter and there are certain months when we operate at a net cash deficit. Changes in our customers’ ordering patterns may affect the comparison of our current results in prior years where our customers may shift the timing of material orders for any number of reasons, including, but not limited to, changes in academic semester start dates or changes to their inventory management practices. During recent years, as the Higher Education business has transitioned to digital sales, third fiscal quarter sales have partially migrated to the fourth fiscal quarter.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
Quarterly Results of Operations

The following tables set forth certain historical consolidated financial information for each of the quarters in the two-year period ended June 30, 2025. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	March 31, 2024			March 31, 2025				March 31, 2026
	Second Quarter 2024	Third Quarter 2024	Fourth Quarter 2024	First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026
Revenue	$641,089	$398,966	$419,307	$522,954	$688,590	$416,493	$473,262	$535,710
Cost of sales (excluding depreciation and amortization)	145,553	64,713	80,196	125,290	153,358	65,253	78,393	123,384
Gross profit	495,536	334,253	339,111	397,664	535,232	351,240	394,869	412,326
Operating expenses
Operating and administrative expenses	275,667	244,127	257,876	246,271	277,595	250,095	292,535	241,549
Depreciation	11,861	13,324	17,202	14,434	18,307	17,707	16,240	17,187
Amortization of intangibles	64,221	63,121	62,136	61,179	60,234	59,279	58,322	57,365
Impairment charge	—	7,000	42,500	—	—	—	—	—
Total operating expenses	351,749	327,572	379,714	321,884	356,136	327,081	367,097	316,101
Operating income (loss)	143,787	6,681	(40,603)	75,780	179,096	24,159	27,772	96,225
Interest expense (income), net	83,828	83,301	79,746	80,876	80,146	68,877	63,547	58,774
(Gain) loss on extinguishment of debt	(3,415)	—	—	—	2,719	—	—	—
Income (loss) from operations before taxes	63,374	(76,620)	(120,349)	(5,096)	96,231	(44,718)	(35,775)	37,451
Income tax provision (benefit)	2,842	(688)	25,507	4,351	(37,172)	8,210	121,092	36,949
Net income (loss)	$60,532	$(75,932)	$(145,856)	$(9,447)	$133,403	$(52,928)	$(156,867)	$502

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)

	March 31, 2024			March 31, 2025				March 31, 2026
	Second Quarter 2024	Third Quarter 2024	Fourth Quarter 2024	First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026
Digital Revenue by Segment:
K-12	$115,189	$108,499	$96,854	$99,618	$120,922	$107,976	$102,030	$108,597
Higher Education	139,968	153,529	203,619	153,955	157,294	162,717	249,100	168,826
Global Professional	23,753	25,773	24,983	25,093	25,251	26,398	26,254	25,272
International	21,387	27,777	26,193	24,559	23,975	30,561	23,624	22,353
Other	—	—	—	—	—	—	—	—

Print Revenue by Segment:
K-12	$247,583	$36,857	$33,532	$175,209	$283,723	$42,206	$38,800	$162,334
Higher Education	40,241	18,718	35	5,891	29,596	19,043	5,014	13,553
Global Professional	16,350	11,422	13,769	10,194	15,163	9,133	12,102	9,887
International	35,282	15,523	20,857	33,752	31,202	14,328	19,401	29,111
Other	1,336	868	(535)	(5,317)	1,464	4,131	(3,063)	(4,223)

Total Revenue	$641,089	$398,966	$419,307	$522,954	$688,590	$416,493	$473,262	$535,710

	March 31, 2024			March 31, 2025				March 31, 2026
	Second Quarter 2024	Third Quarter 2024	Fourth Quarter 2024	First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026
Adjusted EBITDA by Segment:
K-12	$168,713	$25,596	$9,004	$91,207	$185,767	$25,941	$2,418	$96,393
Higher Education	69,359	78,048	90,557	73,120	78,848	80,847	118,047	77,759
Global Professional	12,521	10,280	10,213	10,162	12,948	10,172	11,823	11,266
International	11,566	5,170	5,224	12,884	11,237	6,436	5,185	7,208
Other	1,873	2,355	(4,981)	(8,779)	1,537	2,812	(5,822)	(1,210)

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
Liquidity and Capital Resources

	June 30, 2025	March 31, 2025
Cash and cash equivalents	$247,331	$389,830
Current portion of long-term debt	13,170	13,170
Long-term debt	3,165,341	3,164,551
Finance lease obligations	12,279	10,209

Historically, we have generated operating cash flows sufficient to fund our seasonal working capital, capital requirements, expenditure and financing requirements. We use our cash generated from operating activities for a variety of needs, including among others: working capital requirements, capital and product development expenditures and strategic acquisitions.

Our operating cash flows are affected by the inherent seasonality of the academic calendar. This seasonality also impacts cash flow patterns as investments are typically made in the first half of the year to support the significant selling period that occurs in the second half of the year. As a result, our cash flow is typically lower in the first half of the fiscal year and higher in the second half of the fiscal year.

Going forward, we may need cash to fund operating activities, working capital, product development expenditures, capital expenditures and strategic investments. We believe that our future cash flow from operations, together with our access to funds on hand and capital markets, will provide adequate resources to fund our operating and financing needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on our ongoing ability to generate cash from operations and our access to the bank and capital markets. We also expect our working capital requirements to be positively impacted by our migration from print products to digital learning solutions.

If our cash flows from operations are less than we require, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Although we believe we can currently finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be affected by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of interest-bearing demand deposits with daily liquidity, money market and time deposits. The balance also includes cash that is held by us outside the U.S. to fund international operations or to be reinvested outside of the U.S. The investments and bank deposits are stated at cost, which approximates market value. These investments are not subject to significant market risk.

Debt

A&E Cash Flow Credit Facilities

    On July 30, 2021, McGraw-Hill Education, Inc. and certain subsidiaries entered into that certain Credit Agreement (the “Cash Flow Credit Agreement”) which provided for (i) an initial $1,550.0 million term loan facility (the “Term Loan Facility”) and (ii) an initial $150.0 million revolving credit facility (the “Cash Flow Revolving Credit Facility”). On November 1, 2021, we borrowed an additional $575.0 million

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
under the Term Loan Facility pursuant to an incremental amendment to the Cash Flow Credit Agreement to finance certain transactions.

    In June 2023, McGraw-Hill Education, Inc. and certain subsidiaries entered into an amendment to the Cash Flow Credit Agreement, which, among other things, replaced LIBOR with Term SOFR (of terms of one, three or six months), or if available and agreed to by such parties as specified in such agreement, other periods of twelve months or less than one month, in the case of the Cash Flow Revolving Credit Facility, with a credit spread adjustment of 0.10% for all interest periods, and in the case of the Term Loan Facility, with a credit spread adjustment of 0.11448% (one-month interest period), 0.26161% (three-months interest period), 0.42826% (six-months interest period) and 0.71513% (twelve-months interest period).

On August 6, 2024, McGraw-Hill Education, Inc. and certain subsidiaries amended its Cash Flow Credit Agreement which amendment (i) modified certain provisions therein, (ii) refinanced in full the outstanding term loans thereunder with new term loans having an extended maturity to August 2031 (such facility as being refinanced, the “A&E Term Loan Facility”) and (iii) except for $38.7 million of the Cash Flow Revolving Credit Facility outstanding immediately prior to August 6, 2024 (which remains due on July 30, 2026 and hereinafter referred to as the “Non-Extended Cash Flow Revolver Facility”), extended the maturity of $111.3 million of the Cash Flow Revolving Credit Facility thereunder to August 6, 2029 for lenders who consented to such amendment (the “A&E Cash Flow Revolving Facility”). The A&E Term Loan Facility, together with the Non-Extended Cash Flow Revolver Facility and the A&E Cash Flow Revolving Facility, collectively, the "A&E Cash Flow Credit Facilities”.

On February 6, 2025, McGraw-Hill Education, Inc. and certain subsidiaries entered into an amendment to the Cash Flow Credit Agreement. Pursuant to this amendment, we repriced our existing A&E Term Loan Facility with replacement term loans in an aggregate principal amount of $1,213.7 million. The A&E Term Loan Facility following the repricing has substantially the same terms as the existing A&E Term Loan Facility, including the same maturity date of August 2031, except that the A&E Term Loan Facility following the repricing provided for a reduced applicable margin on Term SOFR of 75 basis points. The A&E Term Loan Facility matures on August 6, 2031 and is subject to 1% annual amortization payable in equal quarterly installments.

    The interest rate applicable to borrowings under the A&E Cash Flow Credit Facilities is, at McGraw-Hill Education, Inc.'s option, either (1) the base rate, subject to a floor of 1.50% per annum, plus an applicable margin (which is 2.25% for the A&E Term Loan Facility following the repricing, 3.00% for the Non-Extended Cash Flow Revolver Facility and 3.00% for the A&E Cash Flow Revolving Facility) or (2) Term SOFR (or for the A&E Cash Flow Revolving Facility borrowings in permitted alternative currencies, such other permitted alternative currency rate) subject to a floor of 0.50% per annum plus an applicable margin (which is 3.25% for the A&E Term Loan Facility following the repricing, 4.00% for the Non-Extended Cash Flow Revolver Facility and 4.00% for the A&E Cash Flow Revolving Facility). As of June 30, 2025, the interest rate for the A&E Term Loan Facility was 7.577% per annum.

The following fees are applicable under the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility: (a) an unused line fee of 0.50% per annum of the unused portion of the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility (in each case, excluding any swingline loans), (b) a letter of credit participation fee accruing at a rate equal to the interest rate margin applicable to Term SOFR under the A&E Cash Flow Revolving Facility borrowings on the aggregate stated amount of each letter of credit (c) a letter of credit ("LC") fronting fee of 0.125% on the average amount of LC exposure of such issuing bank and (d) certain other customary fees and expenses of the lenders, letter of credit issuers and agents thereunder. In addition, the A&E Term Loan Facility was issued at a discount of 0.25%. As of June 30, 2025, the unamortized debt discount and deferred financing cost were $41.6 million and $7.9 million, respectively, which are amortized over the term of the facility using the effective interest rate method.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
As of June 30, 2025, the amount available under the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility was $111.3 million and $38.7 million, respectively. We incurred undrawn fees of $0.2 million on unutilized commitments for both the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility for the three months ended June 30, 2025 and undrawn fees of $0.2 million on unutilized commitments related to the Cash Flow Revolving Credit Facility for the three months ended June 30, 2024. As of June 30, 2025, the unamortized deferred financing cost was $3.3 million, which is amortized over the term of the facility. This is included within Other non-current assets in the consolidated balance sheets. As of June 30, 2025, no amount was outstanding under the A&E Cash Flow Revolving Facility or the Non-Extended Cash Flow Revolver Facility.

All obligations under the Cash Flow Credit Agreement continue to be guaranteed by, and secured by a lien on the assets of, the direct parent of McGraw-Hill Education, Inc. and all of McGraw-Hill Education, Inc.'s direct and indirect wholly owned U.S. subsidiaries (subject to certain customary exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenue of excluded U.S. subsidiaries). The lien securing the obligations under the Cash Flow Credit Agreement is a second-priority lien with respect to accounts receivable, inventory and certain other current assets (second in priority to the lien securing the A&E ABL Revolving Credit Facilities) and a first-priority lien with respect to other assets, in each case, subject to other permitted liens. The A&E Cash Flow Credit Facilities are secured pari passu with the 2022 Secured Notes and the 2024 Secured Notes.

The Cash Flow Credit Agreement requires the maintenance of a maximum Consolidated First Lien Net Leverage Ratio, on the last day of any fiscal quarter when aggregate exposures exceed 40% of total revolving commitments (subject to certain exclusions, including issued or undrawn letters of credit), of no greater than 6.95 to 1.00, tested for the four fiscal quarter period ending on such date.

The Cash Flow Credit Agreement also includes customary mandatory prepayment requirements with respect to the term loans under the A&E Term Loan Facility based on certain events such as asset sales, debt issuances and defined levels of excess cash flow.

The Cash Flow Credit Agreement contains customary covenants, including, but not limited to, restrictions on the ability of McGraw-Hill Education, Inc. and McGraw-Hill Education, Inc.'s restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, make investments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or certain burdensome agreements, create certain restrictions on subsidiaries, modify our governing documents, certain junior debt documents or change our line of business.

The Cash Flow Credit Agreement provides that, upon the occurrence of certain events of default, McGraw-Hill Education, Inc.’s obligations thereunder may be accelerated. Such events of default include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, material pension plan events, certain change of control events and other customary events of default subject to certain materiality levels, default triggers and cure and grace periods.

As of June 30, 2025, we were in compliance with all covenants or other requirements in the Cash Flow Credit Agreement.

The fair value of the outstanding A&E Term Loan Facility was approximately $1,158.6 million as of June 30, 2025. As of June 30, 2025, the remaining contractual life of the A&E Term Loan Facility was approximately 6.2 years.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
A&E ABL Revolving Credit Facilities

    On July 30, 2021, McGraw-Hill Education, Inc. and certain subsidiaries entered into that certain Revolving Credit Agreement (the “ABL Revolving Credit Agreement”) which provided for (i) a $165.0 million U.S. revolving credit facility, subject to U.S. borrowing base capacity (the “U.S. ABL Revolving Credit Facility”) and (ii) a $35.0 million non-U.S. revolving credit facility, subject to non-U.S. borrowing base capacity (the “RoW ABL Revolving Credit Facility” and, together with the U.S. ABL Revolving Credit Facility, the “ABL Revolving Credit Facilities”).

In April 2023, McGraw-Hill Education, Inc. and certain of its subsidiaries entered into an amendment to the ABL Revolving Credit Agreement, which, among other things, replaced LIBOR with Term SOFR (of terms of one, three or six months, or if available and agreed to by such parties as specified in such agreement, other periods of twelve months or less than one month, with a credit spread adjustment of 0.10% for all interest periods). Subsequently, in May 2024, McGraw-Hill Education, Inc. and certain of its subsidiaries entered into an amendment to the ABL Revolving Credit Agreement which replaced CDOR with Term CORRA (of terms of one or three months) with a credit spread adjustment of 0.29547% for a one month interest period and 0.32138% for an interest period of three months for any borrowings denominated in Canadian dollars.

On August 6, 2024, McGraw-Hill Education, Inc. and certain subsidiaries amended the ABL Revolving Credit Agreement, which amendment (i) modified certain provisions therein, (ii) extended the maturity to August 2029 and (iii) increased the aggregate principal amount of available commitments thereunder from $200.0 million to $300.0 million, consisting of a $265.0 million U.S. facility (the “A&E U.S. ABL Revolving Credit Facility”) and a $35.0 million RoW sub facility (the “A&E RoW ABL Revolving Credit Facility” and together with the A&E U.S. ABL Revolving Credit Facility, the “A&E ABL Revolving Credit Facilities”). The A&E ABL Revolving Credit Facilities will mature on August 6, 2029 and is not subject to amortization.

    The interest rate applicable to borrowings under the A&E ABL Revolving Credit Facilities is, at McGraw-Hill Education, Inc.'s option, either (1) the base rate, subject to a floor of 1.50% per annum, plus an applicable margin or (2) Term SOFR (subject to a credit spread adjustment), SONIA (subject to a credit spread adjustment), EURIBOR, Term CORRA (subject to a credit spread adjustment), BBSY or BKBM (in each case, as defined in the A&E ABL Revolving Credit Facilities), in each case, plus an applicable margin. The applicable margin is based on average availability under the ABL Revolving Credit Agreement at such time, and ranges from 1.25% to 1.75% for non-base rate loans and 0.25% to 0.75% for base rate loans. The interest rate on borrowings under the A&E ABL Revolving Credit Facilities is subject to a Term SOFR (or such other permitted alternative currency rate) floor of 0% per annum.

    The following fees are applicable under the A&E ABL Revolving Credit Facilities: (a) an unused line fee of (i) 0.250% per annum of the unused portion of any A&E ABL Revolving Credit Facilities (excluding any swingline loans) when the average daily unused portion of such A&E ABL Revolving Credit Facilities is less than or equal to 50% of the aggregate commitments under such A&E ABL Revolving Credit Facilities or (ii) 0.375% per annum of the unused portion of any A&E ABL Revolving Credit Facilities (excluding any swingline loans) when the average daily unused portion of such A&E ABL Revolving Credit Facilities is greater than 50% of the aggregate commitments under such A&E ABL Revolving Credit Facilities, (b) a letter of credit participation fee accruing at a rate equal to the interest rate margin applicable to Term SOFR borrowings on the aggregate stated amount of each letter of credit and (c) certain other customary fees and expenses of the lenders, letter of credit issuers and agents thereunder.

    All obligations under the A&E U.S. ABL Revolving Credit Facility continue to be guaranteed by, and secured by a lien on the assets of, the direct parent of McGraw-Hill Education, Inc. and all of McGraw-Hill Education, Inc.'s direct and indirect wholly owned U.S. subsidiaries (subject to certain

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
customary exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenue of excluded U.S. subsidiaries).

The lien securing the obligations under the A&E ABL Revolving Credit Facilities is a first-priority lien with respect to cash and cash equivalents, accounts receivable, inventory and certain other current and foreign assets, and a second-priority lien with respect to other assets (second in priority to the liens securing the A&E Cash Flow Credit Facilities, the 2022 Secured Notes and the 2024 Secured Notes). In addition to the U.S. obligors, the obligations under the A&E RoW ABL Revolving Credit Facility continue to be additionally guaranteed by, and secured by a lien on, the assets of certain foreign subsidiaries.

The ABL Revolving Credit Agreement contains customary covenants, including, but not limited to, restrictions on the ability of McGraw-Hill Education, Inc. and McGraw-Hill Education, Inc.'s restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends or make other restricted payments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or certain burdensome agreements, create certain restrictions on subsidiaries, modify our governing documents, certain junior debt documents or change our line of business.

The ABL Revolving Credit Agreement requires the maintenance of a minimum Consolidated Fixed Charge Coverage Ratio (as set forth in the ABL Revolving Credit Agreement), on any date when Adjusted Availability (as such term is defined in the ABL Revolving Credit Agreement) is less than the greater of (a) 10% of the Line Cap (as such term is defined in the ABL Revolving Credit Agreement) and (b) $18.8 million, of at least 1.00 to 1.00, tested for the four fiscal quarter period ending on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Adjusted Availability has exceeded the greater of (a) 10% of the Line Cap and (b) $18.8 million for 30 consecutive calendar days.

The ABL Revolving Credit Agreement provides that, upon the occurrence of certain events of default, McGraw-Hill Education, Inc.’s (and other co-borrowers') obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, material pension plan events, certain change of control events and other customary events of default, subject to certain materiality levels, default triggers and cure and grace periods.

As of June 30, 2025, we were in compliance with all covenants or other requirements in the ABL Revolving Credit Agreement.

As of June 30, 2025, the amount available under the A&E ABL Revolving Credit Facilities was $300.0 million, subject to borrowing base capacity pursuant to the terms of the ABL Revolving Credit Agreement. Availability under the A&E ABL Revolving Credit Facilities excludes amounts outstanding for letters of credit in the amount of $4.0 million.

We incurred undrawn fees of $0.2 million on unutilized commitments related to the ABL Revolving Credit Facilities for the three months ended June 30, 2024, and undrawn fees of $0.3 million on unutilized commitments related to the A&E ABL Revolving Credit Facilities for the three months ended June 30, 2025. As of June 30, 2025, the unamortized deferred financing costs was $3.6 million, which are amortized over the term of the agreement on a straight-line basis. This is included within Other non-current assets in the consolidated balance sheets.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
2024 Secured Notes

On August 6, 2024, we completed the issuance of $650.0 million aggregate principal amount of new 7.375% senior secured notes due 2031 (the “2024 Secured Notes”). The 2024 Secured Notes will mature on September 1, 2031. Interest on the 2024 Secured Notes is payable semiannually in arrears on March 1 and September 1 of each year, each commencing on March 1, 2025. The 2024 Secured Notes were offered and sold in transactions not required to be registered under the Securities Act and are not entitled to any registration rights.

We may redeem the 2024 Secured Notes at its option at certain redemption prices with respect to such series.

All obligations under the 2024 Secured Notes are guaranteed by, and secured by a lien on the assets of, the direct parent of McGraw-Hill Education, Inc. and all of McGraw-Hill Education, Inc.'s direct and indirect wholly owned U.S. subsidiaries (subject to certain customary exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenue of excluded U.S. subsidiaries). The lien securing the obligations under the 2024 Secured Notes is a second-priority lien with respect to accounts receivable, inventory and certain other current assets (second in priority to the lien securing the A&E ABL Revolving Credit Facilities) and a first-priority lien with respect to other assets, in each case, subject to other permitted liens. The 2024 Secured Notes are secured pari passu with the A&E Cash Flow Credit Facilities and 2022 Secured Notes.

The Indenture governing the 2024 Secured Notes contains certain customary negative covenants and events of default, including, among other things and subject to certain significant exceptions and qualifications, limitations on the ability of the Company and its restricted subsidiaries to incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock; prepay, redeem or repurchase certain debt; issue certain preferred stock or similar equity securities; make loans and investments; sell assets; incur liens; enter into agreements containing prohibitions affecting its subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of its assets.

As of June 30, 2025, we were in compliance with all covenants or other requirements in the indentures governing the 2024 Secured Notes.

As of June 30, 2025, the unamortized debt discount and deferred financing costs related to the 2024 Secured Notes were $4.6 million and $1.0 million, respectively, which are amortized over the term of the 2024 Secured Notes using the effective interest rate method.

The fair value of the outstanding 2024 Secured Notes was approximately $671.1 million as of June 30, 2025. As of June 30, 2025, the remaining contractual life of the 2024 Secured Notes is approximately 6.3 years.

2022 Secured Notes and 2022 Unsecured Notes

    On July 30, 2021, McGraw-Hill Education, Inc. assumed the obligations of (i) the $900.0 million aggregate principal amount of 5.750% Secured Notes due 2028 (the “2022 Secured Notes”) and (ii) the $725.0 million aggregate principal amount of 8.000% Senior Notes due 2029 (the “2022 Unsecured Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The 2022 Secured Notes will mature on August 1, 2028 and the 2022 Unsecured Notes will mature August 1, 2029. Interest on each series of the 2022 Notes is payable semiannually in arrears on February 1 and August 1 of each year, each commencing on February 1, 2022. Each series of 2022 Notes were offered and sold in transactions not required to be registered under the Securities Act and are not entitled to any registration rights.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
We may redeem each series of the 2022 Notes at our option at certain redemption prices with respect to such series.

    All obligations under the 2022 Secured Notes are guaranteed by, and secured by a lien on the assets of, the direct parent of McGraw-Hill Education, Inc. and all of McGraw-Hill Education, Inc.'s direct and indirect wholly owned U.S. subsidiaries (subject to certain customary exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenue of excluded U.S. subsidiaries). The lien securing the obligations under the 2022 Secured Notes is a second-priority lien with respect to accounts receivable, inventory and certain other current assets (second in priority to the lien securing the A&E ABL Revolving Credit Facilities) and a first-priority lien with respect to other assets, in each case, subject to other permitted liens. The 2022 Secured Notes are secured pari passu with the A&E Cash Flow Credit Facilities and the 2024 Secured Notes.

All obligations under the 2022 Unsecured Notes are guaranteed by all of McGraw-Hill Education, Inc.’s direct and indirect wholly owned U.S. subsidiaries (subject to certain customary exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenue of excluded U.S. subsidiaries).

    The Indentures governing each series of the 2022 Notes contain certain customary negative covenants and events of default, including, among other things and subject to certain significant exceptions and qualifications, limitations on the ability of McGraw-Hill Education, Inc. and its restricted subsidiaries to incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock; prepay, redeem or repurchase certain debt; issue certain preferred stock or similar equity securities; make loans and investments; sell assets; incur liens; enter into agreements containing prohibitions affecting its subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of its assets.

As of June 30, 2025, we were in compliance with all covenants or other requirements in the Indentures governing the 2022 Notes.

    As of June 30, 2025, the unamortized debt discount and deferred financing costs related to the 2022 Secured Notes was $17.1 million and $4.0 million, respectively, which are amortized over the term of the 2022 Secured Notes using the effective interest rate method. As of June 30, 2025, the unamortized debt discount and deferred financing costs related to the 2022 Unsecured Notes was $16.1 million and $3.7 million, respectively, which are amortized over the term of the 2022 Unsecured Notes using the effective interest rate method.

    The fair value of the outstanding 2022 Secured Notes and 2022 Unsecured Notes was approximately $822.3 million and $643.8 million, respectively, as of June 30, 2025. As of June 30, 2025, the remaining contractual life of the 2022 Secured Notes and 2022 Unsecured Notes is approximately 3.1 years and 4.1 years, respectively.

Scheduled Principal Payments

The scheduled principal payments by fiscal year required under the terms of our debt were as follows:

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)

June 30, 2025
2026 (remaining nine months)	$9,878
2027	13,170
2028	13,170
2029	841,636
2030	652,204
Thereafter	1,744,565
$3,274,623

Cash Flows

Cash flows from operating, investing and financing activities are presented in the following table:

	Three Months Ended June 30,
	2025	2024
Statement of Cash Flow Data
Cash flows provided by (used for):
Operating activities	$(96,652)	$(2,895)
Investing activities	(39,071)	(34,891)
Financing activities	(7,384)	(8,241)

Operating Activities

Cash flows used for operating activities for the three months ended June 30, 2025 and 2024 was $96.7 million and $2.9 million, respectively. The variance was primarily driven by an unfavorable net change in operating assets and liabilities of $98.7 million, partially offset by a decrease in net income (loss) of $5.0 million, net of non-cash flow items. The net change in operating assets and liabilities was primarily due to (i) an unfavorable change in deferred revenue, driven by higher K-12 sales in the prior period related to the Texas and Florida market opportunities, which resulted in a greater deferred revenue growth compared to the current period; (ii) an unfavorable change in accounts payable and accrued expenses, due to higher payments for annual incentive compensation in the current period, reflecting the stronger than expected performance in fiscal year 2025; and (iii) an unfavorable change in inventory, reflecting a smaller decrease in inventory in the current period compared to the prior period, due to the smaller K-12 market opportunities in fiscal year 2026. This was partially offset by a favorable change in accounts receivable, as the prior year experienced a larger increase in receivables due to higher K-12 sales related to the Texas and Florida market opportunities.

Investing Activities

Cash flows used for investing activities for the three months ended June 30, 2025 and 2024 was $39.1 million and $34.9 million, respectively. The variance was primarily driven by the increase in our product development expenditures of $3.8 million as we continue to invest in our content and platforms.

Financing Activities

Cash flows used for financing activities for the three months ended June 30, 2025 and 2024 was $7.4 million and $8.2 million, respectively. The variance was primarily driven by lower quarterly debt service payments, reflecting a reduction in aggregate outstanding indebtedness under our A&E Term Loan Facility following the refinancing completed on August 6, 2024.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
Capital Expenditures and Product Development Expenditures

    Part of our plan for growth and stability includes disciplined capital expenditures and product development expenditures.

An important component of our cash flow generation is our product development efficiency. We have been focused on optimizing our product development expenditures to generate content that can be leveraged across our full range of products, maximizing long-term return on investment. Product development expenditures, principally external preparation costs, are amortized from the fiscal year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs. In evaluating recoverability, we consider our current assessment of the marketplace, industry trends and the projected success of programs. Our product development expenditures was $22.8 million and $19.0 million for the three months ended June 30, 2025 and 2024, respectively.

    Capital expenditures include purchases of property, plant and equipment and capitalized technology costs that meet certain internal and external criteria. Our capital expenditures was $16.3 million and $15.9 million for the three months ended June 30, 2025 and 2024, respectively.

    Our planned capital expenditures and product development expenditures will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenue. Cash needed to finance investments and projects currently in progress, as well as additional investments being pursued, is expected to be made available from operating cash flows and our credit facilities.

Impact of Inflation

Recent inflationary pressure has resulted in increased raw material, labor, energy, freight, logistics and other operating expense. While we believe that inflation has not had a material impact on our results of operations, financial condition or cash flows, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset our higher costs through price increases. Any material increase in our operating expenses due to inflation could result in lower margins and adversely impact our results of operations, financial condition and cash flows. We continue to maintain relationships with multiple raw material providers and are exploring spreading purchasing and third-party manufacturing across the year to help offset costs and ensure a competitive supplier base.

Critical Accounting Estimates

    Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, revenue recognition, sales returns, the determination of the fair value of acquired assets and liabilities assumed in acquisitions, accounting for the impairment of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, stock-based compensation, valuation of common stock and income taxes. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent under the circumstances. Actual results may differ materially from these estimates.

There have been no material changes to our critical accounting policies and estimates as described in the Prospectus.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited; Dollars in thousands, unless otherwise indicated)
Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 1, “Description of Business, Basis of Preparation and Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from foreign currency exchange rates and interest rates, which could affect our operating results, financial position and cash flows. We manage these risks through our regular operating activities and, when deemed appropriate, through the use of derivative financial instruments in accordance with our policies. We do not enter into derivative financial instruments for speculative or trading purposes.

Foreign Exchange Risk

We have operations in various foreign countries where the functional currency is primarily the local currency. As a result, we are subject to fluctuations from changes in foreign exchange rates. For international operations that are determined to be extensions of the U.S. operations, or where a majority of the revenue and/or expenses is USD denominated, the U.S. Dollar is the functional currency. Our principal currency exposures relate to the Australian Dollar, British Pound, Canadian Dollar, Euro, Mexican Peso and Singapore Dollar. From time to time, we may enter into hedging arrangements with respect to foreign currency exposures.

Interest Rate Risk

A&E Cash Flow Credit Facilities and A&E ABL Revolving Credit Facilities

We are exposed to interest rate risk on borrowings under our A&E Cash Flow Credit Facilities and A&E ABL Revolving Credit Facilities, which bear interest at variable rates with a Term SOFR floor of 0.50% and 0.00%, respectively, as of June 30, 2025. A 100 basis-point increase in Term SOFR on our A&E Cash Flow Credit Facilities debt balances outstanding as of June 30, 2025 would increase our annual interest expense by $11.6 million. No debt balance was outstanding under the A&E ABL Revolving Credit Facilities as of June 30, 2025.

From time to time, we may enter into hedging arrangements with respect to floating interest rate borrowings. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective and designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

This information is set forth under Note 14, “Commitments and Contingencies” to the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

    There have been no material changes to our risk factors that we believe are material to our business, results of operations, financial condition and cash flows, from the risk factors previously disclosed in the section entitled “Risk Factors” included in our Prospectus.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On July 23, 2025, we priced the IPO of our common stock, par value $0.01 per share (“Common Stock”), at an offering price of $17.00 per share (the “IPO Price”), pursuant to our registration statement on Form S-1 (File No. 333-288373), as amended. On July 23, 2025, in connection with the pricing of the IPO, the Company and Platinum (the “Selling Stockholder”) entered into an underwriting agreement with Goldman Sachs & Co. LLC, as the representative (the “Representative”) and the several underwriters listed on Schedule I thereto (the “Underwriters”), pursuant to which we agreed to offer and sell 24,390,000 shares of our Common Stock at the IPO Price. The IPO closed and the shares were delivered on July 25, 2025. The Underwriters were granted a 30-day option to purchase up to an additional 3,658,500 shares of Common Stock from the Selling Stockholder. As of the date of this filing, the Underwriters have not exercised this option.

We received net proceeds of approximately $385,698 after deducting underwriting discounts and commissions and estimated offering expenses. We used the net proceeds from the offering to repay a portion of the outstanding borrowings under our A&E Term Loan Facility. There has been no change in the planned use of proceeds from the IPO from those described in the Prospectus.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. MINE SAFETY DISCLOSURES

    Not applicable.

Item 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated July 23, 2025.	8-K	7/25/2025	3.1
3.2	Amended and Restated Bylaws of the Company, effective July 23, 2025.	8-K	7/25/2025	3.2
4.1	Indenture, by and among Mav Acquisition Corporation, McGraw-Hill Education, Inc., the Guarantors (as such term is defined therein) and the Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent, together with the form of senior secured note, dated as of July 30, 2021.	S-1	6/27/2025	4.1
4.2	Indenture, by and among Mav Acquisition Corporation, McGraw-Hill Education, Inc., the Guarantors (as such term is defined therein) and the Bank of New York Mellon Trust Company, N.A. as trustee, together with the form of senior note, dated as of July 30, 2021.	S-1	6/27/2025	4.2
4.3	Indenture, by and among McGraw-Hill Education, Inc. and the Guarantors (as such term is defined therein) and the Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent, together with the form of senior secured note, dated as of August 6, 2024.	S-1	6/27/2025	4.3
4.4	Investor Rights Agreement, effective July 25, 2025.	8-K	7/25/2025	4.1
10.1	Revolving Credit Agreement, by and among McGraw-Hill Education, Inc., as the Ultimate Borrower, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties thereto, dated as of July 30, 2021.	S-1	6/27/2025	10.1
10.1.1	Amendment No. 1 to the Revolving Credit Agreement, by and among McGraw-Hill Education, Inc., as the Lead Borrower, Bank of America, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of April 26, 2023.	S-1	6/27/2025	10.1.1
10.1.2	Amendment No. 2 to the Revolving Credit Agreement, by and between McGraw-Hill Education, Inc., as the Lead Borrower and Bank of America, N.A., as Administrative Agent, dated as of June 17, 2024.	S-1	6/27/2025	10.1.2
10.1.3	Amendment No. 3 to the Revolving Credit Agreement, by and among McGraw-Hill Education, Inc., as the Lead Borrower, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties thereto, dated as of August 6, 2024.	S-1	6/27/2025	10.1.3
10.2	Credit Agreement, by and among McGraw-Hill Education, Inc., as the Ultimate Borrower, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties thereto, dated as of July 30, 2021.	S-1	6/27/2025	10.2
10.2.1	Amendment No. 1 to the Credit Agreement, by and among McGraw-Hill Education, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties thereto, dated as of November 1, 2021.	S-1	6/27/2025	10.2.1
10.2.2	Amendment No. 2 to the Credit Agreement, by and among McGraw-Hill Education, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of June 26, 2023.	S-1	6/27/2025	10.2.2
10.2.3	Amendment No. 3 to the Credit Agreement, by Bank of America, N.A., as Administrative Agent, dated as of June 27, 2023.	S-1	6/27/2025	10.2.3

10.2.4	Amendment No. 4 to the Credit Agreement, by Bank of America, N.A., as Administrative Agent, dated as of June 27, 2024.	S-1	6/27/2025	10.2.4
10.2.5	Amendment No. 5 to the Credit Agreement, by and among McGraw-Hill Education, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of August 6, 2024.	S-1	6/27/2025	10.2.5
10.2.6	Amendment No. 6 to the Credit Agreement, by and among McGraw-Hill Education, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of February 6, 2025.	S-1	6/27/2025	10.2.6
10.3	Form of Indemnification Agreement.	S-1	6/27/2025	10.3
10.4	Simon Allen Executive Employment Terms and Conditions.	S-1	6/27/2025	10.4
10.4.1	Separation Agreement and General Release, by and among Garet Guthrie and McGraw Hill LLC, as successor to McGraw-Hill Global Education Holdings, LLC and/or McGraw-Hill School Education Holdings, LLC and McGraw Hill, Inc. (formerly Mav Holding Corporation), dated April 17, 2024.	S-1	6/27/2025	10.4.1
10.5	McGraw Hill, Inc. Annual Incentive Plan.	S-1	6/27/2025	10.5
10.6	McGraw Hill, Inc. (formerly known as Mav Holding Corporation) 2021 Stock Incentive Plan.	S-1	6/27/2025	10.6
10.7	Form of Option Agreement for the McGraw Hill, Inc. (formerly known as Mav Holding Corporation) 2021 Stock Incentive Plan.	S-1	6/27/2025	10.7
10.8	McGraw Hill, Inc. 2025 Stock Incentive Plan.	S-1/A	7/14/2025	10.8
10.9	McGraw-Hill Education, Inc. Executive Severance Plan.	S-1	6/27/2025	10.9
10.10	McGraw-Hill Education, Inc. Founding Executive Severance Plan.	S-1	6/27/2025	10.10
10.11	Form of Option Agreement for the McGraw Hill, Inc. 2025 Stock Incentive Plan.	S-1/A	7/8/2025	10.11
10.12	Form of Restricted Stock Unit Grant Notice and Agreement for the McGraw Hill, Inc. 2025 Stock Incentive Plan.	S-1	6/27/2025	10.12
10.13	Separation Agreement and General Release, by and among Jeannine Tait and McGraw Hill, Inc., dated June 30, 2025.	S-1/A	7/8/2025	10.13
10.14	Amendment No. 1 to McGraw Hill, Inc. (formerly known as Mav Holding Corporation) 2021 Stock Incentive Plan.	S-1/A	7/14/2025	10.14
10.15	McGraw Hill, Inc. Directors Compensation Program.	S-1/A	7/14/2025	10.15
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2025

By:	/s/ Simon Allen
Simon Allen
President and Chief Executive Officer (principal executive officer)

By:	/s/ Robert Sallmann
Robert Sallmann
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ Muhammed Ali Jamal
Muhammad Ali Jamal
Senior Vice President and Controller (principal accounting officer)