Form 10-Q
period 2025-09-30
McGraw Hill, Inc.
filed 2025-11-12
CIK 1951070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Yes ☒ No ☐
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of November 10, 2025 was 191,001,519.

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

ii

Part I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except for share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenue	$669,187	$688,590	$1,204,897	$1,211,544
Cost of sales (excluding depreciation and amortization)	139,077	153,358	262,461	278,648
Gross profit	530,110	535,232	942,436	932,896
Operating expenses
Operating and administrative expenses	299,477	277,595	541,026	523,866
Depreciation	17,723	18,307	34,910	32,741
Amortization of intangibles	56,385	60,234	113,750	121,413
Total operating expenses	373,585	356,136	689,686	678,020
Operating income (loss)	156,525	179,096	252,750	254,876
Interest expense (income), net	55,940	80,146	114,714	161,022
(Gain) loss on extinguishment of debt	16,361	2,719	16,361	2,719
Income (loss) from operations before taxes	84,224	96,231	121,675	91,135
Income tax provision (benefit)	(21,060)	(37,172)	15,889	(32,821)
Net income (loss)	$105,284	$133,403	$105,786	$123,956

Basic earnings (loss) per share	$0.57	$0.80	$0.60	$0.74
Diluted earnings (loss) per share	$0.57	$0.80	$0.60	$0.74

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$105,284	$133,403	$105,786	$123,956
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(549)	947	1,966	(258)
Total other comprehensive income (loss)	$(549)	$947	$1,966	$(258)
Comprehensive income (loss)	$104,735	$134,350	$107,752	$123,698

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	September 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$463,187	$389,830
Accounts receivable, net of allowance for credit losses of $10,774 and $13,521 as of September 30, 2025 and March 31, 2025, respectively	666,767	338,426
Inventories, net	132,962	174,018
Prepaid and other current assets	161,487	150,357
Total current assets	1,424,403	1,052,631
Product development costs, net	240,317	222,182
Property, plant and equipment, net	97,273	95,197
Goodwill	2,557,595	2,557,595
Other intangible assets, net	1,340,806	1,454,185
Deferred income taxes	7,041	7,983
Operating lease right-of-use assets	48,238	49,661
Other non-current assets	329,716	318,326
Total assets	$6,045,389	$5,757,760
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$125,696	$146,742
Accrued royalties	108,663	71,457
Accrued compensation	65,822	124,954
Deferred revenue	966,940	794,031
Current portion of long-term debt	13,170	13,170
Operating lease liabilities	8,002	8,042
Other current liabilities	121,387	172,023
Total current liabilities	1,409,680	1,330,419
Long-term debt	2,796,958	3,164,551
Deferred income taxes	15,834	15,656
Long-term deferred revenue	946,621	882,156
Operating lease liabilities	62,302	64,737
Other non-current liabilities	19,402	19,997
Total liabilities	5,250,797	5,477,516
Commitments and contingencies (Note 16)
Stockholders' equity (deficit)
Class A voting common stock, par value $0.01 per share; 186,471,212 shares authorized, 165,160,216 shares issued and outstanding as of March 31, 2025	—	1,652
Class B non-voting common stock, par value $0.01 per share; 14,384,922 shares authorized, 1,451,303 shares issued and outstanding as of March 31, 2025	—	14
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 191,001,519 shares issued and outstanding as of September 30, 2025; and no shares authorized, issued and outstanding as of March 31, 2025	1,910	—
Additional paid-in capital	1,968,556	1,562,204
Accumulated deficit	(1,175,414)	(1,281,200)
Accumulated other comprehensive income (loss)	(460)	(2,426)
Total stockholders' equity (deficit)	794,592	280,244
Total liabilities and stockholders' equity (deficit)	$6,045,389	$5,757,760

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Six Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$105,786	$123,956
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation (including amortization of technology costs)	34,910	32,741
Amortization of intangibles	113,750	121,413
Amortization of product development costs	32,016	31,902
Amortization of deferred royalties	58,257	55,189
Amortization of deferred commission costs	12,633	9,832
Stock-based compensation	31,076	—
Credit losses on accounts receivable	236	(1,565)
Unrealized (gain) loss on interest rate cap	—	233
Inventory obsolescence	8,159	8,565
Deferred income taxes	942	(617)
Amortization of debt discount	6,841	7,646
Amortization of deferred financing costs	2,534	6,770
(Gain) loss on extinguishment of debt	16,361	2,719
Changes in operating assets and liabilities:
Accounts receivable	(324,370)	(367,593)
Inventories	33,526	61,152
Prepaid and other current assets	(99,107)	(139,224)
Accounts payable and accrued expenses	(39,634)	39,533
Deferred revenue	236,074	412,857
Other current liabilities	(53,189)	18,039
Other changes in operating assets and liabilities, net	(8,470)	(11,085)
Cash provided by (used for) operating activities	168,331	412,463
Investing activities
Product development expenditures	(49,076)	(38,447)
Capital expenditures	(37,478)	(29,033)
Cash provided by (used for) investing activities	(86,554)	(67,480)
Financing activities
Payment of A&E Term Loan Facility	(392,283)	—
Payment of Term Loan Facility	—	(754,875)
Borrowings on 2024 Secured Notes	—	650,000
Payment of finance lease obligations	(3,747)	(5,397)
Payment of deferred financing costs	—	(24,027)
Proceeds from issuance of common stock in Initial Public Offering, net of underwriting discounts	392,862	—
Deferred Initial Public Offering costs	(5,185)	—
Cash provided by (used for) financing activities	(8,353)	(134,299)
Effect of exchange rate changes on cash	(67)	1,683
Net change in cash and cash equivalents	73,357	212,367
Cash and cash equivalents, at the beginning of the period	389,830	203,618
Cash and cash equivalents, at the end of the period	$463,187	$415,985
Supplemental disclosures
Cash paid for interest expense	$113,238	$145,227
Cash paid for income taxes	71,027	26,707

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited; dollars in thousands, except for share data)

	Class A Voting Common Stock		Class B Non-Voting Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,195,361)	$245	$368,754
Net income (loss)	—	—	—	—	—	—	—	(9,447)	—	(9,447)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(1,205)	(1,205)
Balance at June 30, 2024	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,204,808)	$(960)	$358,102
Net income (loss)	—	—	—	—	—	—	—	133,403	—	133,403
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	947	947
Balance at September 30, 2024	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,071,405)	$(13)	$492,452

	Class A Voting Common Stock		Class B Non-Voting Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,281,200)	$(2,426)	$280,244
Net income (loss)	—	—	—	—	—	—	—	502	—	502
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	2,515	2,515
Balance at June 30, 2025	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,280,698)	$89	$283,261
Net income (loss)	—	—	—	—	—	—	—	105,284	—	105,284
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(549)	(549)
Conversion of Class A and Class B Common Stock to Common Stock	(165,160,216)	(1,652)	(1,451,303)	(14)	166,611,519	1,666	—	—	—	—
Issuance of Common Stock in Initial Public Offering, net of offering costs	—	—	—	—	24,390,000	244	375,276	—	—	375,520
Stock-based compensation expense	—	—	—	—	—	—	31,076	—	—	31,076
Balance at September 30, 2025	—	$—	—	$—	191,001,519	$1,910	$1,968,556	$(1,175,414)	$(460)	$794,592

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

1. Description of Business, Basis of Preparation and Summary of Significant Accounting Policies

Description of Business

McGraw Hill, Inc. conducts its operations through its subsidiaries, including its indirect subsidiary McGraw-Hill Education, Inc., a Delaware corporation and operating company that is doing business as and that we refer to as “McGraw Hill.” As used in the accompanying unaudited consolidated financial statements, unless the context otherwise indicates, any reference to “our Company,” “the Company,” “us,” “we,” and “our,” refers to McGraw Hill, Inc., together with its consolidated subsidiaries. The use of the term “Platinum” means Platinum Equity, LLC together with its affiliated investment vehicles.

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

•International: The Company is a provider of comprehensive digital and print solutions in more than 100 countries and 80 languages outside of the U.S. Through our expansive global distribution network, we serve the needs of learners and educators throughout the world with our K-12 and Higher Education solutions that primarily originate or are adapted from our U.S.-based solutions.

Basis of Preparation

Principles of Consolidation

    These unaudited interim consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP are not required in these interim financial statements and have been condensed or omitted. In managements opinion, the Company has made all adjustments of a normal recurring nature necessary for fair financial statement presentation. Accordingly, these unaudited interim consolidated financial

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
statements and related notes should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the fiscal year ended March 31, 2025 included in the Company's final prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2025 (the “Prospectus”). Our interim period operating results are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Allowance for Estimated Credit Losses

    The Company estimates credit losses for its accounts receivable using the current expected

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
credit loss model under ASC 326, Financial Instruments - Credit Losses. In determining the allowance for estimated credit losses, the Company considers forecasts of future economic conditions in addition to information about past events and current conditions.

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

Concentration of Credit Risk

    As of September 30, 2025, the Company had one customer that accounted for 17% of the gross accounts receivable balance. As of March 31, 2025, three customers comprised 38% of the gross accounts receivable balance, which is reflective of both customer concentration and the seasonal nature of the Company's industry. For all periods presented, the Company had no single customer that accounted for 10% or more of its gross revenue. The loss of, or any reduction in sales from a significant customer or deterioration in their ability to pay could harm the Company's business and financial results.

Inventories, Net

    Inventories, consisting principally of books, are stated at the lower of cost or net realizable value and are valued using the first in first out method. The majority of inventories relate to finished goods. An estimate, the reserve for inventory obsolescence, is reflected in Inventories, net within the consolidated balance sheets. In determining this reserve, the Company considers management’s current assessment of the marketplace, industry trends and projected product demand as compared to the number of units currently on hand.

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

Gross deferred technology costs were $274,729 and $239,427 as of September 30, 2025 and March 31, 2025, respectively. Accumulated amortization of deferred technology costs was $97,895 and $76,838 as of September 30, 2025 and March 31, 2025, respectively. Amortization of deferred technology costs was $10,646 and $10,917 for the three months ended September 30, 2025 and 2024, respectively, and $21,057 and $19,505 for the six months ended September 30, 2025 and 2024, respectively.
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

Capitalized implementation costs for cloud computing arrangements accounted for as service contracts was $35,072 and $35,072 as of September 30, 2025 and March 31, 2025, respectively. Accumulated amortization of cloud computing costs was $22,108 and $16,263 as of September 30, 2025 and March 31, 2025, respectively. Amortization of cloud computing costs was $2,922 and $3,376 for the three months ended September 30, 2025 and 2024, respectively, and $5,845 and $5,704 for the six months ended September 30, 2025 and 2024, respectively.

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

The following table presents the carrying amounts, not including debt discount or deferred financing costs, and estimated fair market values of the Company's debt as of September 30, 2025 and March 31, 2025:

	September 30, 2025		March 31, 2025
	Carrying Amount	Estimated Fair Value (Level 2)	Carrying Amount	Estimated Fair Value (Level 2)
Liabilities:
A&E Term Loan Facility	$768,132	$767,172	$1,160,415	$1,156,063
2022 Secured Notes	828,466	826,395	828,466	799,470
2022 Unsecured Notes	639,034	648,620	639,034	627,851
2024 Secured Notes	650,000	672,750	650,000	651,625
	$2,885,632	$2,914,937	$3,277,915	$3,235,009

The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date. The fair market values of the 2024 Secured Notes, 2022 Secured Notes and 2022 Unsecured Notes were determined based on quoted market prices on a private exchange and are classified as Level 2 within the fair value hierarchy as of September 30, 2025 and March 31, 2025, respectively, due to limited trading activity. The fair market value of the A&E Term Loan Facility was determined using pricing sources and models utilizing market observable inputs to determine fair value and is classified as Level 2 within the fair value hierarchy as of September 30, 2025 and March 31, 2025, respectively. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

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

Stock-Based Compensation

    The Company issues stock-based awards to eligible employees, directors and consultants and accounts for these stock-based awards under the provisions of ASC Topic 718, Compensation-Stock Compensation ("ASC 718"). For stock-based awards accounted for as equity awards, total compensation cost is based on the grant date fair value of the awards. For stock-based awards accounted for as liability awards, total compensation cost is based on the fair value of the awards on the date the award is granted and is remeasured at each reporting date until settlement. For stock-based awards subject to a performance and a market condition, the Company recognizes stock-based compensation expense over the greater of the derived service period and the implicit or explicit service period, once the performance condition is considered probable of being achieved. The market condition is reflected in the grant date fair value of the stock-based award, and the stock-based compensation expense is recognized regardless of whether the market condition is achieved. For stock-based awards subject to a service condition and a performance condition, the Company recognizes stock-based compensation expense over the requisite service period, using the accelerated attribution method, once the performance condition is considered probable of being achieved. Forfeitures are accounted for as they occur. Stock-based compensation is recorded in operating and administrative expenses in the consolidated statements of operations.

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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Shipping and Handling Costs

    All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. Shipping and handling costs incurred by the Company are a component of Cost of sales (excluding depreciation and amortization). The Company recognized shipping and handling revenue of $10,673 and $12,529 for the three months ended September 30, 2025 and 2024, respectively, and $17,545 and $21,174 for the six months ended September 30, 2025 and 2024, respectively.

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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Stock Conversion and Stock Split

In connection with the Company's initial public offering (“IPO”), on July 23, 2025, the Company converted all of its outstanding Class A voting common stock and Class B non-voting common stock into a single class of common stock on a 1-for-1 basis (the “Stock Conversion”) and effected a 1.06555-for-1 stock split (the “Stock Split”) of the Company's common stock, including the shares of common stock underlying outstanding stock options. The par value of the Company’s common stock was not adjusted and 166,611,519 shares of common stock with a par value of $0.01 per share (“Common Stock”) were outstanding as a result of the Stock Split. All share and per share data has been presented on the basis of this Stock Split for all the periods presented within these unaudited consolidated financial statements.

Initial Public Offering

On July 25, 2025, the Company completed an IPO in which the Company issued and sold 24,390,000 shares of its Common Stock at a public offering price of $17.00 per share. The Company received $385,698 in net proceeds, after deducting $21,768 of underwriting discounts and commissions and approximately $7,164 in offering expenses. Upon the closing of the IPO, the Company used the net proceeds from the offering to repay $385,698 of debt outstanding under its A&E Term Loan Facility. The underwriters were granted a 30-day option to purchase up to an additional 3,658,500 shares of Common Stock from Platinum (the “Selling Stockholder”) solely to cover over-allotments, which was not exercised.

Prior to the IPO, deferred offering costs, which consist primarily of legal, accounting, and consulting fees directly related to the Company’s IPO, were capitalized within prepaid expenses and other current assets in the consolidated balance sheets. Upon the consummation of the IPO, deferred offering costs of $17,342, inclusive of the $7,164 offering expense noted above, were reclassified into additional paid-in capital, as a reduction of the IPO proceeds.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information in the effective tax rate reconciliation and additional disaggregation of income taxes paid. The ASU also removes disclosures related to certain unrecognized tax benefits and deferred taxes. The new requirements are effective for fiscal years beginning after December 15, 2024, or the Company's fiscal year ended March 31, 2026. The guidance may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This ASU provides a

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
practical expedient to assume that conditions as of the balance sheet date will remain unchanged over the life of the asset when developing reasonable and supportable forecasts for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, or the Company’s fiscal year ended March 31, 2027, with early adoption permitted. The guidance should be applied prospectively. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued Accounting Standard Update ASU 2025-06, “Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU amends the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and provides new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, or the Company’s fiscal year ended March 31, 2029, with early adoption permitted. The transition method may be prospective, modified, or retrospective. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements and related disclosures.

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables summarize the Company's revenue from contracts with its customers disaggregated by segment and product type for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
	Digital	Print (1)	Total	Digital	Print (1)	Total
Revenue by Segment:
K-12	$118,636	$240,511	$359,147	$120,922	$283,723	$404,645
Higher Education	186,169	26,793	212,962	157,294	29,596	186,890
Global Professional	26,022	13,786	39,808	25,251	15,163	40,414
International	21,372	28,973	50,345	23,975	31,202	55,177
Other (2)	—	6,925	6,925	—	1,464	1,464
Total Revenue	$352,199	$316,988	$669,187	$327,442	$361,148	$688,590
___________________

(1)	Print revenue contains print and multi-year print products.
(2)	Includes in-transit product sales and intersegment revenue adjustments that are not included within segment revenues reviewed by the Company's CODM.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

	Six Months Ended September 30,
	2025			2024
	Digital	Print (1)	Total	Digital	Print (1)	Total
Revenue by Segment:
K-12	$227,233	$402,845	$630,078	$220,540	$458,932	$679,472
Higher Education	354,995	40,346	395,341	311,249	35,487	346,736
Global Professional	51,294	23,673	74,967	50,344	25,357	75,701
International	43,725	58,084	101,809	48,534	64,954	113,488
Other (2)	—	2,702	2,702	—	(3,853)	(3,853)
Total Revenue	$677,247	$527,650	$1,204,897	$630,667	$580,877	$1,211,544
___________________

(1)	Print revenue contains print and multi-year print products.
(2)	Includes in-transit product sales and intersegment revenue adjustments that are not included within segment revenues reviewed by the Company's CODM.

In addition, the Company has included a further disclosure of revenue from contracts with its customers disaggregated by segment and by Re-occurring Revenue and Transactional Revenue, for the three and six months ended September 30, 2025 and 2024.

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

	Three Months Ended September 30,
	2025			2024
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$216,236	$142,911	$359,147	$210,301	$194,344	$404,645
Higher Education	161,679	51,283	212,962	142,134	44,756	186,890
Global Professional	24,655	15,153	39,808	23,402	17,012	40,414
International	19,824	30,521	50,345	20,818	34,359	55,177
Other	—	6,925	6,925	—	1,464	1,464
Total Revenue	$422,394	$246,793	$669,187	$396,655	$291,935	$688,590

	Six Months Ended September 30,
	2025			2024
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$399,877	$230,201	$630,078	$377,120	$302,352	$679,472
Higher Education	321,231	74,110	395,341	291,588	55,148	346,736
Global Professional	48,312	26,655	74,967	46,175	29,526	75,701
International	40,588	61,221	101,809	43,570	69,918	113,488
Other	—	2,702	2,702	—	(3,853)	(3,853)
Total Revenue	$810,008	$394,889	$1,204,897	$758,453	$453,091	$1,211,544

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

Deferred commission costs consisted of the following:

	September 30, 2025	March 31, 2025
Current	$19,885	$22,449
Non-current	24,899	18,794
Total Deferred Commission Costs	$44,784	$41,243

    Amortization expense related to deferred commission costs was $5,198 and $3,974 for the three months ended September 30, 2025 and 2024, respectively, and $12,633 and $9,832 for the six months ended September 30, 2025 and 2024, respectively.

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

Deferred royalties consisted of the following:

	September 30, 2025	March 31, 2025
Current	$88,628	$76,186
Non-current	58,911	61,495
Total Deferred Royalties	$147,539	$137,681

Amortization expense related to deferred royalties was $23,588 and $21,879 for the three months ended September 30, 2025 and 2024, respectively, and $58,257 and $55,189 for the six months ended September 30, 2025 and 2024, respectively.

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

Contract assets and contract liabilities consisted of the following:

	September 30, 2025	March 31, 2025
Contract assets	$171,432	$29,032
Contract liabilities (deferred revenue):
Current	966,940	794,031
Non-current	946,621	882,156
Total Contract Liabilities	$1,913,561	$1,676,187

Total contract liabilities by segment consisted of the following:

	September 30, 2025	March 31, 2025
Total Contract Liabilities by Segment:
K-12	$1,431,877	$1,279,585
Higher Education	370,790	297,316
Global Professional	61,369	62,348
International	48,696	33,407
Other (1)	829	3,531
Total Contract Liabilities	$1,913,561	$1,676,187
_______________

(1)	Includes contract liabilities for in-transit product sales that are not included in segment contract liabilities.
Revenue recognized during the three and six months ended September 30, 2025 from amounts included within deferred revenue as of March 31, 2025 was $260,714 and $596,634, respectively. Revenue recognized during the three and six months ended September 30, 2024 from amounts included within deferred revenue as of March 31, 2024 was $229,775 and $542,470, respectively.

Estimated revenue expected to be recognized in future fiscal years ended March 31, related to amounts included within deferred revenue as of September 30, 2025 was as follows:

2026 (remaining six months)	$559,662
2027	558,516
2028	349,002
2029	221,547
2030	120,554
Thereafter	104,280
$1,913,561

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
3. Operating and Administrative Expenses

Operating and administrative expenses consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Selling and marketing	$99,964	$104,453	$187,361	$189,984
General and administrative	111,148	91,015	186,540	175,038
Research and development	69,651	63,492	135,109	126,942
Amortization of product development costs	18,714	18,635	32,016	31,902
Operating and administrative expenses	$299,477	$277,595	$541,026	$523,866

4. Inventories, Net

As of September 30, 2025 and March 31, 2025, the majority of inventories reported on the consolidated balance sheets consisted of finished goods.

Inventory obsolescence was $4,673 and $4,662 for the three months ended September 30, 2025 and 2024, respectively, and $8,159 and $8,565 for the six months ended September 30, 2025 and 2024, respectively. This is included within Cost of sales (excluding depreciation and amortization) in the consolidated statements of operations.

5. Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill of $2,557,595 for the three and six months ended September 30, 2025 and 2024.

Other Intangible Assets

    The following information details the carrying amounts and accumulated amortization of the Company's intangible assets:

		September 30, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Content	10 - 15 years	$1,222,400	$(654,668)	$—	$567,732
Trademarks	Indefinite	576,000	—	(83,000)	493,000
Trademarks	10 years	21,750	(13,407)	—	8,343
Customers	1 - 14 years	225,600	(129,975)	—	95,625
Technology	7 years	427,000	(250,894)	—	176,106
Total		$2,472,750	$(1,048,944)	$(83,000)	$1,340,806

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

The Company's expected aggregate annual amortization expense for existing intangible assets subject to amortization for each of the fiscal years is as follows:

Expected Amortization Expense
2026 (remaining six months)	$109,553
2027	207,625
2028	172,109
2029	115,034
2030	79,572
Thereafter	163,913
$847,806

The fair values of the definite-lived acquired intangible assets are amortized over their useful lives, which is consistent with the estimated useful life of considerations used in determining their fair values. Customer and Technology intangibles are amortized on a straight-line basis while Content and definite-lived Trademark intangibles are amortized using the sum-of-the-years' digits method. The weighted-average remaining amortization period is 7.4 years. Amortization expense was $56,211 and $60,038 for the three months ended September 30, 2025 and 2024, respectively, and $113,379 and $121,034 for the six months ended September 30, 2025 and 2024, respectively.

6. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following:

	September 30, 2025	March 31, 2025
Deferred royalties	$88,628	$76,186
Deferred sales commission	19,885	22,449
Prepaid insurance	8,764	6,049
Prepaid tax	9,742	3,006
Other	34,468	42,667
Prepaid and other current assets	$161,487	$150,357

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
7. Other Current Liabilities

    Other current liabilities consisted of the following:

	September 30, 2025	March 31, 2025
Allowance for sales returns	$42,204	$39,657
Accrued interest	20,455	20,455
Accrued tax	12,115	59,797
Finance lease obligations	4,534	4,631
Restructuring	3,494	5,212
Other	38,585	42,271
Other current liabilities	$121,387	$172,023

8. Debt

Long-term debt consisted of the following:

	Maturity	September 30, 2025	March 31, 2025
A&E Term Loan Facility	August 2031	$768,132	$1,160,415
2022 Secured Notes	August 2028	828,466	828,466
2022 Unsecured Notes	August 2029	639,034	639,034
2024 Secured Notes	September 2031	650,000	650,000
Total debt outstanding		2,885,632	3,277,915
Less: unamortized debt discount		(62,205)	(82,782)
Less: unamortized deferred financing costs		(13,299)	(17,412)
Less: current portion of long-term debt		(13,170)	(13,170)
Long-term debt		$2,796,958	$3,164,551

A&E Cash Flow Credit Facilities

On August 6, 2024, the Company amended its credit agreement (the “Cash Flow Credit Agreement”) which amendment (i) modified certain provisions therein, (ii) refinanced in full the outstanding term loans thereunder with new term loans having an extended maturity to August 2031 (the “A&E Term Loan Facility”) and (iii) except for $38,750 of the revolving credit facility outstanding immediately prior to August 6, 2024 (which remains due on July 30, 2026 and hereinafter referred to as the “Non-Extended Cash Flow Revolver Facility”), extended the maturity of $111,250 of the revolving credit facility thereunder to August 6, 2029 for lenders who consented to such amendment (the “A&E Cash Flow Revolving Facility”). The A&E Term Loan Facility, the Non-Extended Cash Flow Revolver Facility and the A&E Cash Flow Revolving Facility, collectively, is the "A&E Cash Flow Credit Facilities”.

On July 25, 2025, upon closing of the IPO, the Company used the net proceeds from the offering to repay $385,698 of debt outstanding under its A&E Term Loan Facility. In connection with the repayment, the Company recorded accelerated amortization of debt discount and deferred financing costs related to the A&E Term Loan Facility of $16,361. As of September 30, 2025, the remaining unamortized debt discount and deferred financing cost were $26,620 and $5,084, respectively.

On September 8, 2025, McGraw-Hill Education, Inc. and certain subsidiaries (the “Borrower”) entered into an amendment to the Cash Flow Credit Agreement, which amendment (i) (x) reduces the

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
applicable margin by 50 basis points, such that the A&E Term Loan Facility will bear interest, at the Borrower's option, either at a rate based on (a) the base rate plus an applicable margin of 1.75% or (b) Term SOFR plus an applicable margin of 2.75%; and thereafter (y) further reduces the applicable margin if, and for so long as, the Borrower is rated by each of S&P and Moody’s with a rating from each of at least B+ (with stable or better outlook) and at least B1 (with stable or better outlook), respectively, by another 25 basis points, such that the A&E Term Loan Facility will bear interest, at the Borrower's option, either at a rate based on (a) the base rate plus an applicable margin of 1.50% or (b) Term SOFR plus an applicable margin of 2.50%; and (ii) resets the period during which a prepayment premium would be required to be paid on a prepayment made in connection with a Repricing Transaction (as defined in the Cash Flow Credit Agreement) to six months after the effective date of the amendment. There are no other material changes to the Cash Flow Credit Agreement. As of September 30, 2025, the interest rate for the A&E Term Loan Facility was 6.913% per annum.

As of September 30, 2025, the amount available under the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility was $111,250 and $38,750, respectively, and there were no outstanding borrowings under either facility.

A&E ABL Revolving Credit Facilities

    On August 6, 2024, the Company amended its ABL revolving credit agreement (the “ABL Revolving Credit Agreement”) which amendment (i) modified certain provisions therein, (ii) extended the maturity to August 2029 and (iii) increased the aggregate principal amount of available commitments thereunder from $200,000 to $300,000, consisting of a $265,000 U.S. facility (the “A&E U.S. ABL Revolving Credit Facility”) and a $35,000 Rest of the World subfacility (the “A&E RoW ABL Revolving Credit Facility” and together with the A&E U.S. ABL Revolving Credit Facility, the “A&E ABL Revolving Credit Facilities”).

As of September 30, 2025, the amount available under the A&E ABL Revolving Credit Facilities was $300,000, subject to borrowing base capacity pursuant to the terms of the ABL Revolving Credit Agreement. Availability under the A&E ABL Revolving Credit Facilities excludes amounts outstanding for letters of credit in the amount of $4,030.

Covenant Compliance

As of September 30, 2025, the Company was in compliance with all covenants or other requirements in all of our debt arrangements.

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

    The CODM is our Chief Executive Officer. The CODM reviews the segments' separate financial information to assess performance and to allocate resources. The CODM measures and evaluates the reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) from continuing operations plus interest expense (income), net, income tax provision (benefit), depreciation and amortization, restructuring and cost savings implementation charges, the effects of the application of purchase accounting, advisory fees paid to Platinum Equity Advisors, LLC, an entity affiliated with Platinum, pursuant to a Corporate Advisory Services Agreement between the Company and Platinum Advisors (the “Advisory Agreement”) which was terminated upon the consummation of our IPO on July 25, 2025, impairment charges, transaction and integration costs, stock-based compensation, (gain) loss on extinguishment of debt and the impact of earnings or charges resulting from matters that the CODM does not consider when assessing the performance of, and allocated resources to, the segments. The CODM uses Adjusted EBITDA to allocate resources to our segments in our annual budgeting and forecasting process and to assess the performance of our segments, primarily by comparing current period results to both prior period and budget on a quarterly basis. The CODM reviews consolidated expense information to manage operations. In addition, our reportable segments are not evaluated using asset information.

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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
The following table sets forth Adjusted EBITDA by segment:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA:
K-12	$171,953	$185,767	$268,346	$276,974
Higher Education	89,028	78,848	166,787	151,968
Global Professional	11,504	12,948	22,770	23,110
International	7,381	11,237	14,589	24,121
Other	6,540	1,537	5,330	(7,242)
Total Adjusted EBITDA	$286,406	$290,337	$477,822	$468,931

The following table provides a reconciliation of total Adjusted EBITDA to Net income (loss):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Total Adjusted EBITDA	$286,406	$290,337	$477,822	$468,931
Interest (expense) income, net	(55,940)	(80,146)	(114,714)	(161,022)
Income tax benefit (provision)	21,060	37,172	(15,889)	32,821
Depreciation, amortization and product development amortization	(92,822)	(97,176)	(180,676)	(186,056)
Restructuring and cost savings implementation charges	(1,774)	(6,751)	(4,880)	(13,322)
Advisory fees	(625)	(2,500)	(3,125)	(5,000)
Transaction and integration costs	(170)	(770)	(270)	(1,864)
Stock-based compensation	(31,076)	—	(31,076)	—
Gain (loss) on extinguishment of debt	(16,361)	(2,719)	(16,361)	(2,719)
Other	(3,414)	(4,044)	(5,045)	(7,813)
Net income (loss)	$105,284	$133,403	$105,786	$123,956

The following tables summarizes revenue and long-lived assets by geographic region:

	Revenue (1)
	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
United States	$624,208	$632,910	$1,113,527	$1,097,380
International	44,979	55,680	91,370	114,164
Total	$669,187	$688,590	$1,204,897	$1,211,544
________________

(1)	Revenues are attributed to a geographic region based on the location of customer.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

	Long-Lived Assets (2)
	As of
	September 30, 2025	March 31, 2025
United States	$676,562	$646,104
International	32,539	31,773
Total	$709,101	$677,877
__________________

(2)	Reflects total assets less current assets, goodwill, intangible assets, investments, deferred financing costs and non-current deferred tax assets.

10. Taxes on Income (Loss)

The following table presents the Company's income tax provision (benefit) and effective tax rate:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Effective tax rate	(25.0)%	(38.6)%	13.1%	(36.0)%
Income tax provision (benefit)	$(21,060)	$(37,172)	$15,889	$(32,821)

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

For the three and six months ended September 30, 2025 and 2024, the Company's estimated annual effective tax rate reflects that the reversal of existing temporary differences and carryforwards is forecasted to be insufficient to support the realizability of the net domestic deferred tax asset position at fiscal year end, primarily driven by disallowed interest expense under Section 163(j). As a result, the Company's estimated annual tax rate reflects a valuation allowance on net domestic deferred tax assets.
For the three and six months ended September 30, 2025 and 2024, a valuation allowance was recorded for certain foreign deferred tax assets due to negative evidence of cumulative book losses.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA made changes to the U.S. tax code, including, but not limited to (i) allowing taxpayers to fully deduct domestic research and software development expenditures, providing a catch-up relief provision for taxpayers to accelerate deductions for unamortized domestic research expenditures, (ii) restoring Adjusted Taxable Income by adding back amortization and depreciation to calculate the limitation on interest deductions (effectively returning to EBITDA), and (iii) providing a permanent provision for 100% bonus depreciation deductions for most tangible personal property.

The Company has evaluated the new tax law and is reflecting the tax effects in the period of enactment. The acceleration of deductibility of software development, interest, and tangible personal property expenditures is expected to significantly reduce our domestic income tax payable and deferred tax assets for fiscal year ending March 31, 2026. The income tax benefit for the reduction in valuation allowance against the deferred tax assets is considered in the estimated annual effective tax rate resulting for the three and six months ended September 30, 2025.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
On May 16, 2025, the Company purchased Internal Revenue Code Section 48 federal tax credits with a notional value of $52,900 from a third party for cash consideration of $50,299. These tax credits were utilized to offset a portion of the Company’s federal income tax liability for fiscal year ended March 31, 2025. The full amount of the cash consideration paid has been included within “Cash paid for income taxes” in the supplemental disclosures to the consolidated statements of cash flows. The difference between the notional value of the tax credits purchased and the cash consideration paid has been reflected as a component of the Company’s income tax provision (benefit) in the consolidated statements of operations.

11. Stockholders' Equity (Deficit)

Following our IPO, Stock Conversion and Stock Split, our second amended and restated certificate of incorporation dated July 23, 2025, authorizes us to issue 2,100,000,000 shares consisting of (a) 100,000,000 shares of preferred stock with a par value of $0.01 per share (“Preferred Stock”) and (b) 2,000,000,000 shares of Common Stock with a par value of $0.01 per share.

As of September 30, 2025, we had no shares of Preferred Stock issued or outstanding and 191,001,519 shares of our Common Stock issued and outstanding.

12. Stock-Based Compensation

2021 Stock Incentive Plan

In 2021, the Company adopted the Management Stock Incentive Plan (the “2021 Plan”), under which stock options were granted to employees, directors and consultants of the Company and its subsidiaries. These stock options consist of (i) awards subject to a service condition, which vest in five equal annual installments beginning on the first anniversary of the vesting commencement date, and subject to a performance condition, defined as the occurrence of a qualifying event (i.e., an IPO or change in control), and (ii) awards subject to a service condition, and a performance condition, defined as the occurrence of a qualifying event (i.e., an IPO or change in control) and a market condition (defined as Platinum realizing a multiple of at least 2.0 times its invested capital in the Company). All stock options under the 2021 Plan are exercisable only if vested and following the occurrence of a qualifying event (i.e., an IPO or change in control). Consistent with ASC 718, no stock-based compensation expense was recognized in periods prior to the IPO, as the performance condition for the awards was not considered probable of achievement until the IPO was consummated. Upon the completion of the IPO, this condition was satisfied and the Company recognized cumulative stock-based compensation expense for these stock options using the accelerated attribution method.

For each of the three and six months ended September 30, 2025, the Company recognized $30,034 of stock-based compensation expense related to these stock options. As of September 30, 2025, the total unrecognized compensation cost was $5,202, which is expected to be recognized over a weighted-average period of 0.7 years.

2025 Stock Incentive Plan

On July 14, 2025, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2025 Stock Incentive Plan (the “2025 Plan”), which became effective upon the consummation of the IPO and succeeded the 2021 Plan. The 2025 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards or other stock-based awards, to employees, directors or consultants of the Company and its subsidiaries to acquire shares of the Company’s Common Stock. As of September 30, 2025, the board of directors has authorized up to 15,500,000 shares for issuance under the 2025 Plan. In addition, the shares reserved for issuance under the 2025 Plan include shares of Common Stock that are undelivered pursuant to awards outstanding under the 2021 Plan (under which no further awards will be granted upon

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
the adoption of the 2025 Plan) that are canceled, forfeited, or otherwise terminated without delivery to the holder of the full number of shares underlying such awards.

Stock Options

In connection with the IPO, the Company’s board of directors approved the grant of 400,960 stock options. These stock options consist of (i) awards subject to a service condition, which vest in five equal annual installments beginning on the first anniversary of the vesting commencement date, and (ii) awards subject to a service condition, and a performance condition, defined as the occurrence of a qualifying event (i.e., a change in control or investor disposition), and a market condition (defined as Platinum realizing a multiple of at least 2.0 times its invested capital in the Company). The stock options terminate on the tenth anniversary of the grant date if they have not been exercised on or prior to that date. The exercise price of these stock options is $17.00 per share.

For the stock options subject only to a service condition, the Company estimated the grant date fair value using a Black-Scholes option pricing model. The weighted average grant date fair value of stock options granted during the six months ended September 30, 2025, and the weighted-average assumptions used are as follows:

September 30,
2025
Weighted-average grant date fair value	$7.56
Weighted-average assumptions:
Expected dividend yield	—%
Expected stock price volatility (a)	40.00%
Risk-free interest rate (b)	4.04%
Expected option term (years) (c)	5.8
__________________

(a)	The Company bases its expected volatility on a group of companies believed to be a representative peer group, selected based on industry and market capitalization.
(b)	The risk-free interest rate for periods within the expected term of the award is based on the U.S. Government Bond yield with a term equal to the awards' expected term on the date of grant.
(c)	The expected option term represents the midpoint of time until expiration and average vesting period.

For stock options subject to a service condition and a market condition, the Company estimated the grant date fair value using a Monte Carlo simulation model. The weighted average grant date fair value of stock options granted during the six months ended September 30, 2025, and the weighted-average assumptions used are as follows:

September 30,
2025
Weighted-average grant date fair value	$4.41
Weighted-average assumptions:
Expected dividend yield	—%
Expected stock price volatility (a)	40.00%
Risk-free interest rate (b)	4.40%
___________________

(a)	The Company bases its expected volatility on a group of companies believed to be a representative peer group, selected based on industry and market capitalization.
(b)	The risk-free interest rate for periods within the expected term of the award is based on the U.S. Constant Maturity Treasury rate with a term equal to the awards' expected term on the date of grant.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

For each of the three and six months ended September 30, 2025, the Company recognized $939 of stock-based compensation expense related to these stock options. As of September 30, 2025, the total unrecognized compensation cost related to these stock options was $1,460, which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Units

The Company’s board of directors approved the grant of 32,646 Restricted Stock Units (“RSUs”) under the 2025 Plan to certain non-employee members of the board of directors. These RSUs will vest on the one-year anniversary of the effectiveness of the IPO registration statement, contingent upon the grantee’s continued service through such date. The aggregate grant date fair value of the RSUs was $555, based on the grant date price of $17.00 per share.

For each of the three and six months ended September 30, 2025, the Company recognized $103 of stock-based compensation expense related to these RSUs. As of September 30, 2025, the total unrecognized compensation cost related to these RSUs was $452, which is expected to be recognized over the remaining service period of 0.8 years.

13. Accumulated Other Comprehensive Income (Loss)

The following tables summarize the activity in accumulated other comprehensive income (loss), by component for the periods indicated:

	Foreign currency translation adjustment, net of tax	Total
Balance at March 31, 2024	$245	$245
Other comprehensive income (loss) before reclassifications	(1,205)	(1,205)
Balance at June 30, 2024	$(960)	$(960)
Other comprehensive income (loss) before reclassifications	947	947
Balance at September 30, 2024	$(13)	$(13)

	Foreign currency translation adjustment, net of tax	Total
Balance at March 31, 2025	$(2,426)	$(2,426)
Other comprehensive income (loss) before reclassifications	2,515	2,515
Balance at June 30, 2025	$89	$89
Other comprehensive income (loss) before reclassifications	(549)	(549)
Balance at September 30, 2025	$(460)	$(460)

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
14. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share adjusted to give effect to the Stock Split is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$105,284	$133,403	$105,786	$123,956
Denominator:
Basic weighted-average number of shares outstanding	185,169,128	166,611,519	175,941,027	166,611,519
Effect of dilutive potential common shares	663,546	—	333,586	—
Dilutive weighted-average number of shares outstanding	185,832,674	166,611,519	176,274,613	166,611,519

Earnings (loss) per share attributable to common stockholders:
Basic earnings (loss) per share	$0.57	$0.80	$0.60	$0.74
Diluted earnings (loss) per share	$0.57	$0.80	$0.60	$0.74

Diluted earnings (loss) per share for the three and six months ended September 30, 2025 excludes 63,996 and 32,173, respectively, of potential common shares because the effect would be anti-dilutive.

The following table summarizes the Company's outstanding common stock equivalents that were excluded from the computation of diluted earnings (loss) per share on the basis that they represent contingently issuable shares that were not issuable as of the end of the reporting period:

	September 30,
	2025	2024
Stock options	4,298,614	9,620,163

15. Management Fee

Platinum Advisors Fee Agreement

The Company received certain corporate and advisory services from Platinum Equity Advisors, LLC (“Platinum Advisors”), an entity affiliated with Platinum pursuant to a Corporate Advisory Services Agreement between McGraw Hill and Platinum Advisors (the “Advisory Agreement”). The Company agreed to pay Platinum Advisors a non-refundable annual management fee of $10,000 and to reimburse Platinum Advisors for its out-of-pocket costs and expenses incurred in connection with its services under the Advisory Agreement. Upon completion of the IPO on July 25, 2025, the Advisory Agreement was terminated.

For the three and six months ended September 30, 2025, the Company paid Platinum Advisors fees of $625 and $3,125, respectively, and expense reimbursements of $141 and $250, respectively, related to such services. These amounts are included within Operating and administrative expenses in the consolidated statements of operations.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
16. Commitments and Contingencies

Legal Matters

In June 2022, the Attorney General for the State of Florida issued a subpoena to McGraw-Hill Education, Inc. as part of an investigation into alleged overcharges on instructional materials for use by public K-12 schools under the Florida False Claims Act. McGraw-Hill completed its production of documents and information in response to the subpoena in December 2022 and engaged in several meetings with the Attorney General’s office to articulate multiple factual and legal defenses to any prospective legal action by the Florida Attorney General. In January 2024, McGraw-Hill Education, Inc.’s former Florida sales representative was deposed by the Attorney General and provided testimony supporting McGraw-Hill Education Inc.’s position. On August 12, 2025, the State of Florida filed a complaint in the Circuit Court for the Second Judicial Circuit in Leon County, Florida against McGraw Hill, LLC and Savvas Learning Company, LLC, alleging that defendants violated the Florida False Claims Act by purportedly charging certain Florida school districts the full published price for instructional materials while offering the same instructional materials at lower prices and/or for free to others and not extending those pricing advantages to all purchasing Florida school districts during the adoption period (the “Florida Complaint”). The Florida Complaint further alleges that by purportedly disregarding Florida’s most-favored-nation pricing and mandatory free materials requirements, the defendants overcharged certain Florida school districts and withheld price reductions they were legally required to provide. On August 11, 2025, the Circuit Court for the Second Judicial Circuit in Leon County, Florida unsealed a qui tam complaint (the “Qui Tam Complaint”), which had remained under seal pursuant to Florida law from its filing in May 2022 until the State of Florida intervened in the Qui Tam suit. Prior to August 12, 2025, the Company had no knowledge of the Qui Tam Complaint. The Qui Tam Complaint alleges similar claims against McGraw Hill, LLC and Savvas Learning Company, LLC as those advanced in the Florida Complaint. The Florida Complaint and the Qui Tam Complaint seek treble damages arising from each alleged violation, civil penalties, and attorneys’ fees and costs. The Relator in the Qui Tam Complaint is solely entitled to a portion of any recovery made by the State of Florida in the litigation, in addition to reasonable attorneys' fees, expenses and costs. McGraw Hill believes the Florida Complaint and the Qui Tam Complaint are subject to legal challenge on multiple factual and legal grounds and on October 13, 2025, with Savvas Learning, filed a joint Motion to Dismiss the Florida Complaint. The Company is currently not able to predict the outcome of this matter or reasonably estimate the amount of any loss that may result and will continue to assess these conclusions as the matter progresses.

In January 2021, and February 2021, two purported class actions were filed against McGraw-Hill Education, Inc. in the Southern District of New York, alleging that our refined methodology for calculating royalties breaches the terms of our author agreements and breaches McGraw-Hill Education, Inc.’s implied covenant of good faith and fair dealing. The plaintiffs subsequently consolidated their claims in a single complaint. In May 2021, McGraw-Hill Education, Inc. filed a motion to dismiss the complaint in its entirety. In January 2022, the Court granted the motion to dismiss the plaintiffs’ breach of contract claim but denied McGraw-Hill Education, Inc.’s motion to dismiss the breach of implied covenant claim. In September 2022, the plaintiffs voluntarily dismissed their breach of implied covenant claim and in October 2022, filed an appeal on the Court’s granting of McGraw-Hill Education, Inc.’s motion to dismiss their breach of contract claim with the U.S. Court of Appeals for the Second Circuit. In November 2024, the Second Circuit remanded the case to the District Court for further adjudication on one element of the breach of contract claim. The issue of class certification remains open. Discovery in the District Court proceeding has concluded. The parties participated in mediation in early November 2025 to discuss the possibility of a mutually agreed settlement, the likelihood of which is uncertain. The Company is currently unable to predict the outcome of this litigation or reasonably estimate the amount of any loss that may result from the litigation and will continue to assess these conclusions as the litigation progresses.

In July 2020, Achieve3000 filed a complaint against Beable Education Inc. (“Beable”) and its founder, Saki Dodelson, in the United States District Court for the District of New Jersey (the “Federal Action”) alleging, among other things, intellectual property/patent infringement, fraudulent inducement,

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
unfair competition, theft of trade secret, tortious interference and breach of contract. Ms. Dodelson is the former CEO of Achieve3000. In October 2020, Beable and Dodelson filed a motion to dismiss the complaint, which the Court denied in its entirety in May 2021. In July 2021, Beable and Dodelson filed a counterclaim asserting breach of an earlier settlement agreement with Achieve3000 and seeking declarations of invalidity and non-infringement of the patent. Discovery in the Federal Action commenced. Beable and Dodelson subsequently filed for inter partes review before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office, challenging the validity of the patent. In January 2023, the PTAB ruled the patent is invalid. Achieve3000 appealed the ruling to the United States Court of Appeals for the Federal Circuit which affirmed the PTAB’s ruling in July 2024. Achieve3000 does not plan further appeals but filed an application in November 2023 to reissue the Patent, correcting errors to narrow and refine the claims to address the prior art that formed the basis of the PTAB’s ruling. In March 2025, after the extension of discovery deadlines in the Federal Action due to ongoing disputes, discovery resumed. It is anticipated that depositions of witnesses will begin in 2026. The Company is currently unable to predict the outcome of the defendants' counter-claims or reasonably estimate the amount of any loss that may result from the counter-claims and will continue to assess these conclusions as the litigation progresses.

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

17. Subsequent Events

A&E Term Loan Facility

On October 16, 2025, the Company prepaid $150,000 of principal outstanding under its A&E Term Loan Facility.

New York Office Sublease

In October 2025, the Company entered into a sublease agreement for a portion of its New York office space. The sublease is scheduled to commence in March 2026, with total sublease income of approximately $33,000 over the term of the agreement. The sublease expires in 2035, which corresponds to the remaining term of the Company’s master lease for the premises.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2025 included in our final prospectus filed with the SEC on July 24, 2025 (the “Prospectus”). This discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in the Prospectus and elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

135+ Years of Continued Commitment to Quality and Innovation

Decades of Trust → Intellectual Property / Content Moat → Machine Learning and Data Analytics → Insights and Workflow → Personalized Learning (AI)

	1996	2000	2009	2013	2014	2015	2016	2019	2020	2021	2022	2023	2024	2025	2026
Product Innovation		Access	connect; connectED			connect Reinvented		Open Learning	Virtual Labs		PLUS; sharpen.	FIRST AID Forward	ALEKS Adventure; AI Reader, Scribe; Scaling Evergreen Across Connect		Recent Innovation: sharpen. Advantage; ALEKS Calculus; Writing Assistant; Teacher Assistant
Acquisitions	Times Mirror (Higher Education Unit)			ALEKS	LS		REDBIRD			kidaptive; Achieve3000; Boards&Beyond; triad interactive				essaypop	
Key Milestones				Sale of McGraw Hill From S&P to APOLLO		<1/3rd Digital Revenue Mix[2]; <40% Re-occurring Revenue Mix[3]		>50% Digital Revenue Mix[2]		Acquired by Platinum Equity	>$1B Digital Revenue			$1.4B Digital Revenue[1,2]; 69% Re-occurring Revenue Mix[1,3]	

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

For the six months ended September 30, 2025 and 2024, we generated revenue of $1,204.9 million and $1,211.5 million, respectively, and a net income (loss) of $105.8 million and $124.0 million, respectively. For the six months ended September 30, 2025 and 2024, we generated Adjusted EBITDA of $477.8 million and $468.9 million, respectively. See “—Key Operating Metrics” and “—Non-GAAP Financial Measures.”

Recent Transactions

A&E Term Loan Facility

On October 16, 2025, the Company prepaid $150.0 million of principal outstanding under its A&E Term Loan Facility.

New York Office Sublease

In October 2025, the Company entered into a sublease agreement for a portion of its New York office space. The sublease is scheduled to commence in March 2026, with total sublease income of approximately $33.0 million over the term of the agreement. The sublease expires in 2035, which corresponds to the remaining term of the Company’s master lease for the premises.

The Education End-Markets We Serve

We serve the needs of three primary customer end markets in education – K-12, higher education and professional which predominately serves the medical and engineering markets. While the United States is our largest market, we serve customers in international markets through an expansive global distribution network. Our operating segments are as follows:
Our K-12 segment represented 52% and 56% of total revenue for the six months ended September 30, 2025 and 2024, respectively. Our Higher Education segment represented 33% and 29% of total revenue for the six months ended September 30, 2025 and 2024, respectively. Our Global Professional segment represented 6% of total revenue for each of the six months ended September 30, 2025 and 2024, respectively. Our International segment represented 8% and 9% of total revenue for the six months ended September 30, 2025 and 2024, respectively. The remaining total revenue relates to adjustments made for in-transit product sales, which are included in the segment “Other.”

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

Re-occurring Revenue and Transactional Revenue

Re-occurring Revenue represents revenue from offerings that are generally sold as digital subscriptions and multi-year print products. Revenue from digital subscriptions, which are paid for at the time of sale or shortly thereafter, is recognized ratably over the term of the subscription period as the performance obligation is satisfied. For multi-year print products (e.g., workbooks), which are paid for at the beginning of the contract period, each academic year represents a distinct performance obligation. Revenue is recognized upon delivery to the customer for each respective academic year. Re-occurring Revenue serves as a key operating metric used by management as it offers valuable insight into the subscription-based nature of our business. For the six months ended September 30, 2025 and 2024, Re-occurring Revenue represented approximately 67% and 63% of total revenue, respectively.

Transactional Revenue includes revenue from both print and digital offerings. Revenue from print offerings is recognized at the point of shipment and revenue from digital offerings are recognized at the time of delivery. In addition, revenues for amounts billed to customers in a sales transaction for shipping and handling are included in Transactional Revenue. For the six months ended September 30, 2025 and 2024, Transactional Revenue represented approximately 33% and 37% of total revenue, respectively.

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

Re-occurring Revenue and Transactional Revenue for the Three and Six Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025			2024
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$216,236	$142,911	$359,147	$210,301	$194,344	$404,645
Higher Education	161,679	51,283	212,962	142,134	44,756	186,890
Global Professional	24,655	15,153	39,808	23,402	17,012	40,414
International	19,824	30,521	50,345	20,818	34,359	55,177
Other	—	6,925	6,925	—	1,464	1,464
Total Revenue	$422,394	$246,793	$669,187	$396,655	$291,935	$688,590

	Six Months Ended September 30,
	2025			2024
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$399,877	$230,201	$630,078	$377,120	$302,352	$679,472
Higher Education	321,231	74,110	395,341	291,588	55,148	346,736
Global Professional	48,312	26,655	74,967	46,175	29,526	75,701
International	40,588	61,221	101,809	43,570	69,918	113,488
Other	—	2,702	2,702	—	(3,853)	(3,853)
Total Revenue	$810,008	$394,889	$1,204,897	$758,453	$453,091	$1,211,544

NDR as of March 31, 2025, 2024 and 2023

	Year Ended March 31,
	2025	2024	2023
NDR
Higher Education	110%	110%	106%
Global Professional	105%	103%	99%

RPO as of September 30, 2025 and as of March 31, 2025

	September 30, 2025			March 31, 2025
	Current	Non-Current	Total	Current	Non-Current	Total
RPO by Segment:
K-12	$549,551	$882,326	$1,431,877	$457,353	$822,232	$1,279,585
Higher Education	316,222	54,568	370,790	247,685	49,631	297,316
Global Professional	54,224	7,145	61,369	54,949	7,399	62,348
International	46,114	2,582	48,696	30,515	2,892	33,407
Other	829	—	829	3,531	—	3,531
Total RPO	$966,940	$946,621	$1,913,561	$794,033	$882,154	$1,676,187

Results of Operations
The following tables set forth certain consolidated financial information for the three months ended September 30, 2025 and 2024. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Consolidated Operating Results for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$669,187	$688,590	$(19,403)	(2.8)%
Cost of sales (excluding depreciation and amortization)	139,077	153,358	(14,281)	(9.3)%
Gross profit	530,110	535,232	(5,122)	(1.0)%
Operating expenses
Operating and administrative expenses	299,477	277,595	21,882	7.9%
Depreciation	17,723	18,307	(584)	(3.2)%
Amortization of intangibles	56,385	60,234	(3,849)	(6.4)%
Total operating expenses	373,585	356,136	17,449	4.9%
Operating income (loss)	156,525	179,096	(22,571)	(12.6)%
Interest expense (income), net	55,940	80,146	(24,206)	(30.2)%
(Gain) loss on extinguishment of debt	16,361	2,719	13,642	n/m
Income (loss) from operations before taxes	84,224	96,231	(12,007)	(12.5)%
Income tax provision (benefit)	(21,060)	(37,172)	16,112	(43.3)%
Net income (loss)	$105,284	$133,403	$(28,119)	(21.1)%

Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue by Segment:
K-12	$359,147	$404,645	$(45,498)	(11.2)%
Higher Education	212,962	186,890	26,072	14.0%
Global Professional	39,808	40,414	(606)	(1.5)%
International	50,345	55,177	(4,832)	(8.8)%
Other	6,925	1,464	5,461	n/m
Total Revenue	$669,187	$688,590	$(19,403)	(2.8)%

Revenue for the three months ended September 30, 2025 and 2024 was $669.2 million and $688.6 million, respectively, representing a decrease of $19.4 million, or 2.8%. The decrease was driven by the segment factors described below.

K-12

K-12 revenue for the three months ended September 30, 2025 and 2024 was $359.1 million and $404.6 million, respectively, representing a decrease of $45.5 million, or 11.2%. The decrease was primarily attributable to lower Transactional Revenue of approximately $51.4 million, driven by a smaller market opportunity in the current period. This decrease was partially offset by an increase in Re-occurring Revenue of approximately $5.9 million, primarily due to the timing of deferred revenue recognition associated with prior year sales in the California, Texas and Florida markets.

Higher Education

Higher Education revenue for the three months ended September 30, 2025 and 2024 was $213.0 million and $186.9 million, respectively, representing an increase of $26.1 million, or 14.0%. The increase was primarily due to:

•higher Re-occurring Revenue of approximately $19.5 million, due to the timing of deferred revenue recognition associated with the increased adoption of digital products, including 37% growth in Inclusive Access sales, market share gains, continued growth in U.S. enrollments and price increases; and

•higher digital Transactional Revenue of approximately $9.6 million, primarily due to growth in Inclusive Access sales; partially offset by

•lower print Transactional Revenue of approximately $3.0 million, primarily due to the continued adoption of digital products.

Global Professional

Global Professional revenue for the three months ended September 30, 2025 and 2024 was $39.8 million and $40.4 million, respectively, representing a decrease of $0.6 million, or 1.5%. The decrease was primarily due to lower Transactional Revenue of approximately $1.9 million, reflecting the continued execution of the strategic initiative to sunset non-core print titles and to focus on core digital re-occurring products. This decrease was partially offset by an increase in digital Re-occurring Revenue of approximately $1.3 million.

International

International revenue for the three months ended September 30, 2025 and 2024 was $50.3 million and $55.2 million, respectively, representing a decrease of $4.8 million, or 8.8%. The decrease was driven by lower Transactional Revenue and Re-occurring Revenue of approximately $3.8 million and $1.0 million, respectively, as a result of a smaller market opportunity in Spain and lower enrollments in Canada.

Cost of Sales (Excluding Depreciation and Amortization)

    Cost of sales (excluding depreciation and amortization) for the three months ended September 30, 2025 and 2024 was $139.1 million and $153.4 million, respectively, representing a decrease of $14.3 million, or 9.3%. The decrease was primarily due to:

•lower manufacturing, freight and other direct fulfillment costs of approximately $13.1 million, primarily attributable to lower Transactional Revenue from print offerings in the K-12 and International segments due to smaller market opportunities in the current period; and

•lower royalty costs of approximately $1.1 million, primarily due to lower royalties in the K-12 and International segments resulting from a decrease in revenue, partially offset by higher royalty costs in the Higher Education segment, resulting from changes in the product sales mix and the timing of deferred royalty cost recognition, consistent with the growth in Re-occurring Revenue.

Operating and Administrative Expenses

Operating and administrative expenses for the three months ended September 30, 2025 and 2024 was $299.5 million and $277.6 million, respectively, representing an increase of $21.9 million, or 7.9%. The increase was primarily due to:

•higher stock-based compensation of approximately $31.1 million, due to the recognition of cumulative stock-based compensation expense in connection with the Company’s IPO;

•higher salaries and wages of approximately $7.3 million, primarily due to an annual merit-based compensation increase; and

•higher allowance for credit losses of approximately $2.9 million, due to the increase in the accounts receivable balance of customers with higher risk characteristics; partially offset by

•lower selling and marketing expense of approximately $6.5 million, driven by lower depository and sales force sales commission, due to the decrease in revenue primarily resulting from a smaller market opportunity in the K-12 segment;

•lower technology-related expenses of approximately $3.7 million, primarily due to lower usage of cloud-based solutions;

•lower general and administrative expense of approximately $2.7 million, due to reduced restructuring activities in the current period, resulting in lower severance and related costs;

•a gain of approximately $2.6 million, resulting from the settlement of a copyright infringement litigation in the current period;

•lower annual incentive compensation expense of approximately $2.2 million, primarily reflecting the higher incentive payments recognized in the prior year, which were driven by a stronger than expected business performance; and

•lower temporary labor cost of approximately $1.7 million, resulting from reduced contractor usage in the current period, driven by lower revenue.

Depreciation and Amortization of Intangibles

Depreciation and amortization expenses for the three months ended September 30, 2025 and 2024 were $74.1 million and $78.5 million, respectively, representing a decrease of $4.4 million, or 5.6%. The decrease was driven primarily by lower amortization expense related to the use of an accelerated method of amortization for our content intangible assets.

Interest Expense (Income), Net

Interest expense (income), net, for the three months ended September 30, 2025 and 2024 was $55.9 million and $80.1 million, respectively, representing a decrease of $24.2 million, or 30.2%. The decrease was primarily driven by the refinancing of the A&E Term Loan Facility in August 2024, which reduced variable rate indebtedness by $749.6 million, the repayment of $385.7 million of debt outstanding under the A&E Term Loan Facility using net proceeds from the Company's IPO on July 25, 2025, and a lower variable interest rate during the current period compared to the prior-year period. These decreases were partially offset by higher interest expense resulting from the issuance of $650.0 million in aggregate principal amount of 2024 Secured Notes in August 2024.

(Gain) Loss on Extinguishment of Debt

During the three months ended September 30, 2025, we recorded a loss on extinguishment of debt of $16.4 million, inclusive of the accelerated amortization of unamortized debt discount and deferred financing costs, in connection with the repayment of $385.7 million of debt outstanding under the A&E Term Loan Facility upon the closing of the Company's IPO on July 25, 2025.

During the three months ended September 30, 2024, in connection with the 2024 Refinancing Transactions, we recorded a loss on extinguishment of debt of $2.7 million, inclusive of write-offs of then-existing unamortized debt discount and deferred financing fees of $1.0 million and $0.3 million, respectively, and new debt discount fees of $1.4 million.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the three months ended September 30, 2025 and 2024 was $(21.1) million and $(37.2) million, respectively, and the effective tax rate was (25.0)% and (38.6)%, respectively.

For the three months ended September 30, 2025, the effective tax rate differed from the statutory rate due to the expected decrease in the valuation allowance on domestic deferred tax assets due to the enactment of H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), on July 4, 2025. The acceleration of deductibility of software development, interest, and tangible personal property expenditures is expected to significantly reduce our domestic income tax payable for the fiscal year ending March 31, 2026. In addition, a valuation allowance continues to be recorded against certain foreign net deferred tax assets.

For the three months ended September 30, 2024, the effective tax rate differed from the statutory rate due to forecasted current tax expense, a valuation allowance recorded against domestic and certain foreign net deferred tax assets, and the jurisdictional mix of forecasted annual domestic book losses and foreign book income.

Adjusted EBITDA by Segment for the Three Months Ended September 30, 2025 and 2024

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

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Adjusted EBITDA:
K-12	$171,953	$185,767	$(13,814)	(7.4)%
Higher Education	89,028	78,848	10,180	12.9%
Global Professional	11,504	12,948	(1,444)	(11.2)%
International	7,381	11,237	(3,856)	(34.3)%
Other	6,540	1,537	5,003	n/m

K-12

K-12 Adjusted EBITDA for the three months ended September 30, 2025 and 2024 was $172.0 million and $185.8 million, respectively, representing a decrease of $13.8 million, or 7.4%. The decrease was primarily due to:

•a decrease in revenue of approximately $45.5 million as discussed under “—Consolidated Operating Results for the Three Months Ended September 30, 2025 and 2024—K-12”; partially offset by

•lower manufacturing, royalty, freight and other direct fulfillment costs of approximately $18.3 million, attributable to lower Transactional Revenue from print offerings;

•lower allocation of shared corporate costs of approximately $6.6 million, driven by current period factors such as revenue, headcount and the allocable cost base; and

•lower selling and marketing expense driven by lower depository and sales force sales commission of approximately $7.0 million, due to the decrease in revenue resulting from a smaller market opportunity in the current period.

Higher Education

Higher Education Adjusted EBITDA for the three months ended September 30, 2025 and 2024 was $89.0 million and $78.8 million, respectively, representing an increase of $10.2 million, or 12.9%. The increase was primarily due to:

•an increase in revenue of $26.1 million as discussed under “—Consolidated Operating Results for the Three Months Ended September 30, 2025 and 2024—Higher Education”; partially offset by

•higher allocation of shared corporate costs of approximately $4.8 million, driven by current period factors such as revenue, headcount and the allocable cost base;

•higher royalty and other direct costs of approximately $4.4 million, consistent with the growth in revenue;

•higher other expenses of approximately $2.5 million, primarily reflecting increased business activity to support growth and operational execution;

•higher allowance for credit losses of approximately $2.2 million, due to the increase in the accounts receivable balance of customers with higher risk characteristics;

•higher research and development expense of approximately $0.8 million, reflecting continued investment in platform enhancements and product development initiatives; and

•higher selling and marketing expense, driven by higher sales force sales commission of approximately $0.7 million, consistent with the growth in revenue.

Global Professional

Global Professional Adjusted EBITDA for the three months ended September 30, 2025 and 2024 was $11.5 million and $12.9 million, respectively, representing a decrease of $1.4 million or 11.2%. The decrease was primarily due to higher manufacturing cost of approximately $0.8 million, driven by product sales mix, higher salaries and wages of approximately $0.7 million, primarily due to an annual merit-based compensation increase, and the decrease in revenue of $0.6 million as discussed under “—Consolidated Operating Results for the Three Months Ended September 30, 2025 and 2024—Global Professional”. This decrease was partially offset by lower allocation of shared corporate costs of approximately $0.8 million, driven by current period factors such as headcount, revenue and the allocable cost base.

International

International Adjusted EBITDA for the three months ended September 30, 2025 and 2024 was $7.4 million and $11.2 million, respectively, representing a decrease of $3.9 million, or 34.3%. The decrease was primarily due to:

•a decrease in revenue of $4.8 million as discussed under “—Consolidated Operating Results for the Three Months Ended September 30, 2025 and 2024—International”; and

•higher salaries and wages of approximately $0.7 million, primarily due to an annual merit-based compensation increase; partially offset by

•lower manufacturing and royalty costs of approximately $1.8 million, attributable to lower Transactional Revenue from print sales.

Consolidated Operating Results for the Six Months Ended September 30, 2025 and 2024

	Six Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$1,204,897	$1,211,544	$(6,647)	(0.5)%
Cost of sales (excluding depreciation and amortization)	262,461	278,648	(16,187)	(5.8)%
Gross profit	942,436	932,896	9,540	1.0%
Operating expenses
Operating and administrative expenses	541,026	523,866	17,160	3.3%
Depreciation	34,910	32,741	2,169	6.6%
Amortization of intangibles	113,750	121,413	(7,663)	(6.3)%
Total operating expenses	689,686	678,020	11,666	1.7%
Operating income (loss)	252,750	254,876	(2,126)	(0.8)%
Interest expense (income), net	114,714	161,022	(46,308)	(28.8)%
(Gain) loss on extinguishment of debt	16,361	2,719	13,642	n/m
Income (loss) from operations before taxes	121,675	91,135	30,540	33.5%
Income tax provision (benefit)	15,889	(32,821)	48,710	(148.4)%
Net income (loss)	$105,786	$123,956	$(18,170)	(14.7)%

Revenue

	Six Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue by Segment:
K-12	$630,078	$679,472	$(49,394)	(7.3)%
Higher Education	395,341	346,736	48,605	14.0%
Global Professional	74,967	75,701	(734)	(1.0)%
International	101,809	113,488	(11,679)	(10.3)%
Other	2,702	(3,853)	6,555	n/m
Total Revenue	$1,204,897	$1,211,544	$(6,647)	(0.5)%

Revenue for the six months ended September 30, 2025 and 2024 was $1,204.9 million and $1,211.5 million, respectively, representing a decrease of $6.6 million, or 0.5%. The decrease was driven by the segment factors described below.

K-12

K-12 revenue for the six months ended September 30, 2025 and 2024 was $630.1 million and $679.5 million, respectively, representing a decrease of $49.4 million, or 7.3%. The decrease was primarily attributable to lower Transactional Revenue of approximately $72.2 million, driven by a smaller market opportunity in the current period. This decrease was partially offset by an increase in Re-occurring Revenue of approximately $22.8 million, primarily due to the timing of deferred revenue recognition associated with prior year sales in the California, Texas and Florida markets.

Higher Education

Higher Education revenue for the six months ended September 30, 2025 and 2024 was $395.3 million and $346.7 million, respectively, representing an increase of $48.6 million, or 14.0%. The increase was primarily due to:

•higher Re-occurring Revenue of approximately $29.6 million, due to the timing of deferred revenue recognition associated with the increased adoption of digital products, including 37% growth in Inclusive Access sales, market share gains, continued growth in U.S. enrollments and price increases; and

•higher digital and print Transactional Revenue of approximately $19.0 million, primarily due to growth in Inclusive Access sales and a reduction in product returns, respectively.

Global Professional

Global Professional revenue for the six months ended September 30, 2025 and 2024 was $75.0 million and $75.7 million, respectively, representing a decrease of $0.7 million, or 1.0%. The decrease was primarily due to lower Transactional Revenue of approximately $2.9 million, driven by the continued execution of the strategic initiative to sunset non-core print titles. This decrease was partially offset by an increase in digital Re-occurring Revenue of approximately $2.2 million, primarily attributable to the timing of deferred revenue recognition related to growth in digital subscriptions for our core products in the prior year.

International

International revenue for the six months ended September 30, 2025 and 2024 was $101.8 million and $113.5 million, respectively, representing a decrease of $11.7 million, or 10.3%. The decrease was driven by lower Transactional Revenue and Re-occurring Revenue of approximately $8.7 million and $3.0 million, respectively, as a result of a smaller market opportunity in Spain and lower enrollments in Canada.

Cost of Sales (Excluding Depreciation and Amortization)

    Cost of sales (excluding depreciation and amortization) for the six months ended September 30, 2025 and 2024 was $262.5 million and $278.6 million, respectively, representing a decrease of $16.2 million, or 5.8%. The decrease was primarily due to:

•lower manufacturing, freight and other direct fulfillment costs of approximately $17.9 million, attributable to lower Transactional Revenue from print offerings in the K-12 and International segments due to smaller market opportunities in the current period; partially offset by

•higher royalty costs of approximately $2.2 million, primarily resulting from changes in the product sales mix and the timing of deferred royalty cost recognition in the Higher Education segment, consistent with the growth in Re-occurring Revenue.

Operating and Administrative Expenses

Operating and administrative expenses for the six months ended September 30, 2025 and 2024 was $541.0 million and $523.9 million, respectively, representing an increase of $17.2 million, or 3.3%. The increase was primarily due to:

•higher stock-based compensation of approximately $31.1 million, due to the recognition of cumulative stock-based compensation expense in connection with the Company’s IPO;

•higher salaries and wages of approximately $12.0 million, primarily due to an annual merit-based compensation increase; and

•higher allowance for credit losses of approximately $2.2 million, due to the increase in the accounts receivable balance of customers with higher risk characteristics; partially offset by

•lower technology-related expenses of approximately $8.6 million, primarily due to lower usage of cloud-based solutions;

•lower annual incentive compensation expense of approximately $6.9 million, primarily reflecting the higher incentive payments recognized in the prior year, which were driven by a stronger than expected business performance;

•lower selling and marketing expense of approximately $4.1 million, driven by lower sales force sales commission, due to the decrease in revenue resulting from a smaller market opportunity in the K-12 segment;

•a gain of approximately $2.6 million, resulting from the settlement of a copyright infringement litigation in the current period;

•lower general and administrative expense of approximately $1.8 million, due to reduced restructuring activities in the current period, resulting in lower severance and related costs;

•lower other expenses of approximately $1.8 million, primarily due to foreign exchange income, resulting from favorable fluctuations in foreign currency exchange rates; and

•lower temporary labor cost of approximately $1.7 million, resulting from reduced contractor usage in the current period, driven by lower revenue.

Depreciation and Amortization of Intangibles

Depreciation and amortization expenses for the six months ended September 30, 2025 and 2024 were $148.7 million and $154.2 million, respectively, representing a decrease of $5.5 million, or 3.6%. The decrease was driven primarily by lower amortization expense related to the use of an accelerated method of amortization for our content intangible assets, partially offset by higher amortization expense related to software development projects that were completed and put into service during the period.

Interest Expense (Income), Net

Interest expense (income), net, for the six months ended September 30, 2025 and 2024 was $114.7 million and $161.0 million, respectively, representing a decrease of $46.3 million, or 28.8%. The decrease was primarily driven by the refinancing of the A&E Term Loan Facility in August 2024, which reduced variable rate indebtedness by $749.6 million, the repayment of $385.7 million of debt outstanding under the A&E Term Loan Facility using net proceeds from the IPO on July 25, 2025, and a lower variable interest rate during the current period compared to the prior-year period. These decreases were partially offset by higher interest expense resulting from the issuance of $650.0 million in aggregate principal amount of 2024 Secured Notes in August 2024.

(Gain) Loss on Extinguishment of Debt

During the six months ended September 30, 2025, we recorded a loss on extinguishment of debt of $16.4 million, inclusive of the accelerated amortization of unamortized debt discount and deferred financing costs, in connection with the repayment of $385.7 million of debt outstanding under the A&E

Term Loan Facility upon the closing of the Company's IPO on July 25, 2025.

During the six months ended September 30, 2024, in connection with the 2024 Refinancing Transactions, we recorded a loss on extinguishment of debt of $2.7 million, inclusive of write-offs of then-existing unamortized debt discount and deferred financing fees of $1.0 million and $0.3 million, respectively, and new debt discount fees of $1.4 million.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the six months ended September 30, 2025 and 2024 was $15.9 million and $(32.8) million, respectively, and the effective tax rate was 13.1% and (36.0)%, respectively.

For the six months ended September 30, 2025, the effective tax rate differed from the statutory rate due to the expected decrease in the valuation allowance on domestic deferred tax assets due to the enactment of the OBBBA. The acceleration of deductibility of software development, interest, and tangible personal property expenditures is expected to significantly reduce our domestic income tax payable for the fiscal year ending March 31, 2026. In addition, a valuation allowance continues to be recorded against certain foreign net deferred tax assets.

For the six months ended September 30, 2024, the effective tax rate differed from the statutory rate due to forecasted current tax expense, a valuation allowance recorded against domestic and certain foreign net deferred tax assets, and the jurisdictional mix of forecasted annual domestic book losses and foreign book income.

Adjusted EBITDA by Segment for the Six Months Ended September 30, 2025 and 2024

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

	Six Months Ended September 30,
	2025	2024	$ Change	% Change
Adjusted EBITDA:
K-12	$268,346	$276,974	$(8,628)	(3.1)%
Higher Education	166,787	151,968	14,819	9.8%
Global Professional	22,770	23,110	(340)	(1.5)%
International	14,589	24,121	(9,532)	(39.5)%
Other	5,330	(7,242)	12,572	n/m

K-12

K-12 Adjusted EBITDA for the six months ended September 30, 2025 and 2024 was $268.3 million and $277.0 million, respectively, representing a decrease of $8.6 million, or 3.1%. The decrease was primarily due to:

•a decrease in revenue of approximately $49.4 million as discussed under “—Consolidated Operating Results for the Six Months Ended September 30, 2025 and 2024—K-12”;

•higher salaries and wages of approximately $2.9 million, primarily due to an annual merit-based compensation increase; partially offset by

•lower manufacturing, royalty, freight and other direct fulfillment costs of approximately $27.5 million, attributable to lower Transactional Revenue from print offerings;

•lower allocation of shared corporate costs of approximately $10.6 million, driven by current period factors such as headcount, revenue and the allocable cost base; and

•lower selling and marketing expense, driven by lower sales force sales commission of approximately $6.3 million, due to the decrease in revenue resulting from a smaller market opportunity in the current period.

Higher Education

Higher Education Adjusted EBITDA for the six months ended September 30, 2025 and 2024 was $166.8 million and $152.0 million, respectively, representing an increase of $14.8 million, or 9.8%. The increase was primarily due to:

•an increase in revenue of $48.6 million as discussed under “—Consolidated Operating Results for the Six Months Ended September 30, 2025 and 2024—Higher Education”; partially offset by

•higher royalty and other direct costs of approximately $9.6 million, consistent with the growth in revenue;

•higher allocation of shared corporate costs of approximately $9.5 million, driven by current period factors such as headcount, revenue and the allocable cost base;

•higher other expenses of approximately $3.5 million, primarily reflecting increased business activity to support growth and operational execution;

•higher selling and marketing expense driven by higher sales force sales commission of approximately $3.3 million, consistent with the growth in revenue;

•higher research and development expense of approximately $2.6 million, reflecting continued investment in platform enhancements and product development initiatives;

•higher salaries and wages of approximately $2.1 million, primarily due to an annual merit-based compensation increase; and

•higher allowance for credit losses of approximately $2.1 million, due to the increase in the accounts receivable balance of customers with higher risk characteristics.

Global Professional

Global Professional Adjusted EBITDA for the six months ended September 30, 2025 and 2024 was $22.8 million and $23.1 million, respectively, representing a decrease of $0.3 million or 1.5%. The decrease was primarily due to higher salaries and wages of approximately $1.1 million, primarily due to an annual merit-based compensation increase and a decrease in revenue of $0.7 million as discussed under “—Consolidated Operating Results for the Six Months Ended September 30, 2025 and 2024—Global Professional”. This decrease was partially offset by lower allocation of shared corporate costs of approximately $1.5 million, driven by current period factors such as headcount, revenue and the allocable cost base.

International

International Adjusted EBITDA for the six months ended September 30, 2025 and 2024 was $14.6 million and $24.1 million, respectively, representing a decrease of $9.5 million, or 39.5%. The decrease was primarily due to:

•a decrease in revenue of $11.7 million as discussed under “—Consolidated Operating Results for the Six Months Ended September 30, 2025 and 2024—International”; and

•higher allocation of shared corporate costs of approximately $1.9 million, driven by current period factors such as headcount, revenue and the allocable cost base; and

•higher salaries and wages of approximately $1.3 million, primarily due to an annual merit-based compensation increase; partially offset by

•lower manufacturing and royalty costs of approximately $5.5 million, attributable to lower Transactional Revenue from print sales.

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

Adjusted EBITDA is defined as net income (loss) from continuing operations plus interest expense (income), net, income tax provision (benefit), depreciation and amortization, restructuring and cost savings implementation charges, the effects of the application of purchase accounting, advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated upon consummation of our IPO on July 25, 2025), impairment charges, transaction and integration costs, stock-based compensation, (gain) loss on extinguishment of debt and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations.

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

Adjusted net income (loss) and Adjusted basic and diluted earnings (loss) per share

Adjusted net income (loss) is defined as net income (loss) from continuing operations adjusted to exclude amortization of intangible assets, restructuring and cost savings implementation charges, the effects of the application of purchase accounting, advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated upon consummation of our IPO on July 25, 2025), impairment charges, transaction and integration costs, stock-based compensation, (gain) loss on extinguishment of debt and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations and the related tax impact of those adjustments.

We define Adjusted basic and diluted earnings (loss) per share as Adjusted net income (loss) divided by the basic and diluted weighted average shares outstanding.

Non-GAAP operating and administrative expenses

Our non-GAAP operating and administrative expense financial measures include Adjusted operating and administrative expenses, Adjusted selling and marketing expenses, Adjusted general and administrative expenses and Adjusted research and development expenses. We calculate each of these measures by using the same adjustments used in calculating EBITDA and Adjusted EBITDA to the extent such items are included in the corresponding GAAP operating and administrative expense category.

These non-GAAP operating and administrative expense financial measures are calculated as follows:

Adjusted operating and administrative expenses is defined as GAAP operating and administrative expenses adjusted to exclude restructuring and cost savings implementation charges, advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated upon consummation of our IPO on July 25, 2025), transaction and integration costs, stock-based compensation, amortization of product development costs and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations.

Adjusted selling and marketing expenses is defined as GAAP selling and marketing expenses adjusted to exclude stock-based compensation and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations.

Adjusted general and administrative expenses is defined as GAAP general and administrative expenses adjusted to exclude restructuring and cost savings implementation charges, advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated upon consummation of our IPO on July 25, 2025), transaction and integration costs, stock-based compensation and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations.

Adjusted research and development expenses is defined as GAAP research and development expenses adjusted to exclude stock-based compensation and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations.

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

The tables below provide reconciliations of each of the non-GAAP financial measures to the most directly comparable GAAP financial measure on a consolidated basis for the three and six months ended September 30, 2025 and 2024.

Reconciliations of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$105,284	$133,403	$105,786	$123,956
Interest expense (income), net	55,940	80,146	114,714	161,022
Income tax provision (benefit)	(21,060)	(37,172)	15,889	(32,821)
Depreciation, amortization and product development amortization	92,822	97,176	180,676	186,056
EBITDA	$232,986	$273,553	$417,065	$438,213
Restructuring and cost savings implementation charges (a)	1,774	6,751	4,880	13,322
Advisory fees (b)	625	2,500	3,125	5,000
Transaction and integration costs (c)	170	770	270	1,864
Stock-based compensation (d)	31,076	—	31,076	—
Gain (loss) on extinguishment of debt (e)	16,361	2,719	16,361	2,719
Other (f)	3,414	4,044	5,045	7,813
Adjusted EBITDA	$286,406	$290,337	$477,822	$468,931

Total Revenue	$669,187	$688,590	$1,204,897	$1,211,544
Net income (loss) margin	15.7%	19.4%	8.8%	10.2%
Adjusted EBITDA Margin	42.8%	42.2%	39.7%	38.7%
__________________
(a) Represents severance and other expenses associated with headcount reductions and other cost savings initiated as part of our restructuring initiatives.
(b) For the three and six months ended September 30, 2025 and 2024, represents the pro rata portion of the annual $10.0 million of advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated upon consummation of our IPO on July 25, 2025).
(c) This primarily represents transaction and integration costs associated with acquisitions.
(d) Represents stock-based compensation expense related to awards granted to our employees, directors and consultants under the Company's long-term incentive plans.

(e) Represents accelerated amortization of debt discount and deferred financing costs related to the A&E Term Loan Facility paydown from IPO proceeds.
(f) For the three months ended September 30, 2025 and 2024, this amount represents (i) foreign currency exchange transaction impact of $0.1 million and $(1.3) million, respectively, (ii) non-recurring expenses related to strategic initiatives, including marketing, consulting, and non-operational costs associated with the market introduction of a new product launch of $1.7 million and $1.0 million, respectively, (iii) reimbursements of expenses paid to Platinum Advisors incurred in connection with its services under the Advisory Agreement (which was terminated upon consummation of our IPO on July 25, 2025) of $0.1 million and $0.1 million, respectively, (iv) post-acquisition compensation expense of nil and $0.2 million, respectively, associated with the acquisition of Boards & Beyond, (v) non-recurring transaction-related costs associated with the IPO that were expensed as incurred of $0.9 million and $2.0 million, respectively, and (vi) the impact of additional insignificant earnings or charges resulting from matters that we do not consider indicative of our ongoing operations of $0.6 million and $2.0 million, respectively, that are primarily related to individually insignificant miscellaneous items, including third-party consulting and advisory fees associated with system and process rationalization initiatives and certain additional payments related to incremental insurance premiums and policies as a result of the Platinum acquisition that did not renew after the consummation of the IPO on July 25, 2025.
For the six months ended September 30, 2025 and 2024, this amount represents (i) foreign currency exchange transaction impact of $(1.8) million and $(0.7) million, respectively, (ii) non-recurring expenses related to strategic initiatives, including marketing, consulting, and non-operational costs associated with the market introduction of a new product launch of $2.5 million and $2.4 million, respectively (iii) reimbursements of expenses paid to Platinum Advisors incurred in connection with its services under the Advisory Agreement (which was terminated upon consummation of our IPO on July 25, 2025) of $0.2 million and $0.4 million, respectively, (iv) post-acquisition compensation expense of nil and $0.4 million, respectively, associated with the acquisition of Boards & Beyond, (v) non-recurring transaction-related costs associated with the IPO that were expensed as incurred of $2.8 million and $2.0 million, respectively and (vi) the impact of additional insignificant earnings or charges resulting from matters that we do not consider indicative of our ongoing operations of $1.3 million and $3.3 million, respectively, primarily related to individually insignificant miscellaneous items, including asset dispositions, third-party consulting and advisory fees associated with system and process rationalization initiatives, as well as certain additional payments related to incremental insurance premiums and policies as a result of the Platinum acquisition that did not renew after the consummation of the IPO on July 25, 2025.

Reconciliations of Adjusted net income (loss) and Adjusted basic and diluted earnings (loss) per share

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income (loss)	$105,284	$133,403	$105,786	$123,956
Amortization of intangible assets (1)	56,211	60,038	113,379	121,033
Restructuring and cost savings implementation charges (2)	1,774	6,751	4,880	13,322
Advisory fees (2)	625	2,500	3,125	5,000
Transaction and integration costs (2)	170	770	270	1,864
Stock-based compensation (2)	31,076	—	31,076	—
Gain (loss) on extinguishment of debt (2)	16,361	2,719	16,361	2,719
Other (2)	3,414	4,044	5,045	7,813
Tax impact of adjustments(3)	46,124	51,482	(18,591)	71,944
Adjusted net income (loss)	$261,039	$261,707	$261,331	$347,651

Basic earnings (loss) per share	$0.57	$0.80	$0.60	$0.74
Diluted earnings (loss) per share	$0.57	$0.80	$0.60	$0.74
Adjusted basic earnings (loss) per share	$1.41	$1.57	$1.49	$2.09
Adjusted diluted earnings (loss) per share	$1.40	$1.57	$1.48	$2.09
Basic weighted-average shares outstanding	185,169,128	166,611,519	175,941,027	166,611,519
Diluted weighted-average shares outstanding	185,832,674	166,611,519	176,274,613	166,611,519
_____________
(1) Represents amortization of definite-lived acquired intangible assets.
(2) Represents the same adjustments used in calculating EBITDA and Adjusted EBITDA.
(3) Represents the tax impact of the adjustments, which are pre-tax, based upon the effective income tax rate.

Reconciliations of Non-GAAP operating and administrative expenses:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating and administrative expenses	$299,477	$277,595	$541,026	$523,866
Restructuring and cost savings implementation charges	(1,774)	(6,751)	(4,880)	(13,322)
Advisory fees	(625)	(2,500)	(3,125)	(5,000)
Transaction and integration costs	(170)	(770)	(270)	(1,864)
Amortization of product development costs	(18,714)	(18,635)	(32,016)	(31,902)
Stock-based compensation	(31,076)	—	(31,076)	—
Other	(3,414)	(4,044)	(5,045)	(7,813)
Adjusted operating and administrative expenses (1)	$243,704	$244,895	$464,614	$463,965

Selling and marketing	$99,964	$104,453	$187,361	$189,984
Stock-based compensation	(1,141)	—	(1,141)	—
Other	(1,180)	(776)	(1,601)	(1,999)
Adjusted selling and marketing expenses (1)	$97,643	$103,677	$184,619	$187,985

General and administrative	$111,148	$91,015	$186,540	$175,038
Restructuring and cost savings implementation charges	(1,774)	(6,751)	(4,880)	(13,322)
Advisory fees	(625)	(2,500)	(3,125)	(5,000)
Transaction and integration costs	(170)	(770)	(270)	(1,864)
Stock-based compensation	(24,794)	—	(24,794)	—
Other	(1,849)	(3,038)	(2,752)	(5,398)
Adjusted general and administrative expenses (1)	$81,936	$77,956	$150,719	$149,454

Research and development	$69,651	$63,492	$135,109	$126,942
Stock-based compensation	(5,141)	—	(5,141)	—
Other	(385)	(230)	(692)	(416)
Adjusted research and development expenses (1)	$64,125	$63,262	$129,276	$126,526
_____________
(1) We calculate each of these measures by using the same adjustments used in calculating EBITDA and Adjusted EBITDA to the extent such items are included in the corresponding GAAP operating and administrative expense category.

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

Quarterly Results of Operations

The following tables set forth certain historical consolidated financial information for each of the quarters in the two-year period ended September 30, 2025. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	March 31, 2024		March 31, 2025				March 31, 2026
	Third Quarter 2024	Fourth Quarter 2024	First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026
Revenue	$398,966	$419,307	$522,954	$688,590	$416,493	$473,262	$535,710	$669,187
Cost of sales (excluding depreciation and amortization)	64,713	80,196	125,290	153,358	65,253	78,393	123,384	139,077
Gross profit	334,253	339,111	397,664	535,232	351,240	394,869	412,326	530,110
Operating expenses
Operating and administrative expenses	244,127	257,876	246,271	277,595	250,095	292,535	241,549	299,477
Depreciation	13,324	17,202	14,434	18,307	17,707	16,240	17,187	17,723
Amortization of intangibles	63,121	62,136	61,179	60,234	59,279	58,322	57,365	56,385
Impairment charge	7,000	42,500	—	—	—	—	—	—
Total operating expenses	327,572	379,714	321,884	356,136	327,081	367,097	316,101	373,585
Operating income (loss)	6,681	(40,603)	75,780	179,096	24,159	27,772	96,225	156,525
Interest expense (income), net	83,301	79,746	80,876	80,146	68,877	63,547	58,774	55,940
(Gain) loss on extinguishment of debt	—	—	—	2,719	—	—	—	16,361
Income (loss) from operations before taxes	(76,620)	(120,349)	(5,096)	96,231	(44,718)	(35,775)	37,451	84,224
Income tax provision (benefit)	(688)	25,507	4,351	(37,172)	8,210	121,092	36,949	(21,060)
Net income (loss)	$(75,932)	$(145,856)	$(9,447)	$133,403	$(52,928)	$(156,867)	$502	$105,284

	March 31, 2024		March 31, 2025				March 31, 2026
	Third Quarter 2024	Fourth Quarter 2024	First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026
Digital Revenue by Segment:
K-12	$108,499	$96,854	$99,618	$120,922	$107,976	$102,030	$108,597	$118,636
Higher Education	153,529	203,619	153,955	157,294	162,717	249,100	168,826	186,169
Global Professional	25,773	24,983	25,093	25,251	26,398	26,254	25,272	26,022
International	27,777	26,193	24,559	23,975	30,561	23,624	22,353	21,372
Other	—	—	—	—	—	—	—	—

Print Revenue by Segment:
K-12	$36,857	$33,532	$175,209	$283,723	$42,206	$38,800	$162,334	$240,511
Higher Education	18,718	35	5,891	29,596	19,043	5,014	13,553	26,793
Global Professional	11,422	13,769	10,194	15,163	9,133	12,102	9,887	13,786
International	15,523	20,857	33,752	31,202	14,328	19,401	29,111	28,973
Other	868	(535)	(5,317)	1,464	4,131	(3,063)	(4,223)	6,925

Total Revenue	$398,966	$419,307	$522,954	$688,590	$416,493	$473,262	$535,710	$669,187

	March 31, 2024		March 31, 2025				March 31, 2026
	Third Quarter 2024	Fourth Quarter 2024	First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026
Adjusted EBITDA by Segment:
K-12	$25,596	$9,004	$91,207	$185,767	$25,941	$2,418	$96,393	$171,953
Higher Education	78,048	90,557	73,120	78,848	80,847	118,047	77,759	89,028
Global Professional	10,280	10,213	10,162	12,948	10,172	11,823	11,266	11,504
International	5,170	5,224	12,884	11,237	6,436	5,185	7,208	7,381
Other	2,355	(4,981)	(8,779)	1,537	2,812	(5,822)	(1,210)	6,540

Liquidity and Capital Resources

	September 30, 2025	March 31, 2025
Cash and cash equivalents	$463,187	$389,830
Current portion of long-term debt	13,170	13,170
Long-term debt	2,796,958	3,164,551
Finance lease obligations	11,088	10,209

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

Debt

A&E Cash Flow Credit Facilities

    On August 6, 2024, McGraw-Hill Education, Inc. and certain subsidiaries amended its credit agreement (the “Cash Flow Credit Agreement”) which amendment (i) modified certain provisions therein, (ii) refinanced in full the outstanding term loans thereunder with new term loans having an extended maturity to August 2031 (the “A&E Term Loan Facility”) and (iii) except for $38.7 million of the revolving credit facility outstanding immediately prior to August 6, 2024 (which remains due on July 30, 2026 and hereinafter referred to as the “Non-Extended Cash Flow Revolver Facility”), extended the maturity of $111.3 million of the revolving credit facility thereunder to August 6, 2029 for lenders who consented to such amendment (the “A&E Cash Flow Revolving Facility”). The A&E Term Loan Facility, the Non-Extended Cash Flow Revolver Facility and the A&E Cash Flow Revolving Facility, collectively, is the "A&E Cash Flow Credit Facilities”.

On July 25, 2025, upon closing of the IPO, the Company used the net proceeds from the offering to repay $385.7 million of debt outstanding under its A&E Term Loan Facility. In connection with the repayment, the Company recorded accelerated amortization of debt discount and deferred financing costs related to the A&E Term Loan Facility of $16.4 million. As of September 30, 2025, the remaining unamortized debt discount and deferred financing cost were $26.6 million and $5.1 million, respectively.

On September 8, 2025, the McGraw-Hill Education, Inc. and certain subsidiaries (the “Borrower”) entered into an amendment to the Cash Flow Credit Agreement, which amendment (i) (x) reduces the applicable margin by 50 basis points, such that the A&E Term Loan Facility will bear interest, at the Borrower's option, either at a rate based on (a) the base rate plus an applicable margin of 1.75% or (b) Term SOFR plus an applicable margin of 2.75%; and thereafter (y) further reduces the applicable margin if, and for so long as, the Borrower is rated by each of S&P and Moody’s with a rating from each of at least B+ (with stable or better outlook) and at least B1 (with stable or better outlook), respectively, by another 25 basis points, such that the A&E Term Loan Facility will bear interest, at the Borrower's option, either at a rate based on (a) the base rate plus an applicable margin of 1.50% or (b) Term SOFR plus an applicable margin of 2.50%; and (ii) resets the period during which a prepayment premium would be required to be paid on a prepayment made in connection with a Repricing Transaction (as defined in the Cash Flow Credit Agreement) to six months after the effective date of the amendment. There are no other material changes to the Cash Flow Credit Agreement. As of September 30, 2025, the interest rate for the A&E Term Loan Facility was 6.913% per annum.

As of September 30, 2025, the amount available under the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility was $111.3 million and $38.7 million, respectively, and there were no outstanding borrowings under either facility.

As of September 30, 2025, we were in compliance with all covenants or other requirements in the Cash Flow Credit Agreement.

A&E ABL Revolving Credit Facilities

    On August 6, 2024, the Company amended its ABL revolving credit agreement (the “ABL Revolving Credit Agreement”) which amendment (i) modified certain provisions therein, (ii) extended the maturity to August 2029 and (iii) increased the aggregate principal amount of available commitments thereunder from $200.0 million to $300.0 million, consisting of a $265.0 million U.S. facility (the “A&E U.S. ABL Revolving Credit Facility”) and a $35.0 million Rest of the World subfacility (the “A&E RoW ABL Revolving Credit Facility” and together with the A&E U.S. ABL Revolving Credit Facility, the “A&E ABL Revolving Credit Facilities”).

As of September 30, 2025, the amount available under the A&E ABL Revolving Credit Facilities was $300.0 million, subject to borrowing base capacity pursuant to the terms of the ABL Revolving Credit Agreement. Availability under the A&E ABL Revolving Credit Facilities excludes amounts outstanding for letters of credit in the amount of $4.0 million.

As of September 30, 2025, we were in compliance with all covenants or other requirements in the ABL Revolving Credit Agreement.

2024 Secured Notes

On August 6, 2024, we completed the issuance of $650.0 million aggregate principal amount of new 7.375% senior secured notes due 2031 (the “2024 Secured Notes”).

As of September 30, 2025, we were in compliance with all covenants or other requirements in the indentures governing the 2024 Secured Notes.

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

As of September 30, 2025, we were in compliance with all covenants or other requirements in the Indentures governing the 2022 Notes.

Cash Flows

Cash flows from operating, investing and financing activities are presented in the following table:

	Six Months Ended September 30,
	2025	2024
Statement of Cash Flow Data
Cash flows provided by (used for):
Operating activities	$168,331	$412,463
Investing activities	(86,554)	(67,480)
Financing activities	(8,353)	(134,299)

Operating Activities

Cash flows used for operating activities for the six months ended September 30, 2025 and 2024 was $168.3 million and $412.5 million, respectively. The variance was primarily driven by a decrease in the net change in operating assets and liabilities of $268.8 million, partially offset by an increase in net income, net of non-cash flow items of $24.7 million. The decrease in the net change in operating assets and liabilities was primarily due to (i) a decrease in deferred revenue, driven by higher K-12 sales in the prior period related to the California, Texas and Florida market opportunities, which resulted in a greater deferred revenue growth compared to the current period; (ii) a decrease in accounts payable and accrued expenses, due to higher payments for annual incentive compensation in the current period, reflecting the stronger than expected performance in fiscal year 2025; and (iii) a smaller decrease in inventory compared to the prior period, due to the smaller K-12 market opportunities in fiscal year 2026. These decreases were partially offset by a smaller increase in accounts receivable, as the prior year experienced a larger increase in receivables due to higher K-12 sales related to the California, Texas and Florida market opportunities.

Investing Activities

Cash flows used for investing activities for the six months ended September 30, 2025 and 2024 was $86.6 million and $67.5 million, respectively. The variance was primarily driven by the increase in our product development expenditures and capital expenditures of $10.6 million and $8.4 million, respectively, as we continue to invest in our content and platforms.

Financing Activities

Cash flows used for financing activities for the six months ended September 30, 2025 and 2024 was $8.4 million and $134.3 million, respectively. The variance was primarily driven by activity associated with the Company's IPO and the debt refinancing transactions completed in the prior year. During the six months ended September 30, 2025, financing activities primarily consisted of the repayment of $392.3 million on the A&E Term Loan Facility, proceeds from the issuance of common stock of $392.9 million in the Company's IPO, and the payment of deferred IPO costs of $5.2 million. In the prior period, financing activities primarily reflected the repayment of $754.9 million on the Term Loan Facility, borrowings of $650.0 million on the 2024 Secured Notes, and payment of deferred financing costs of $24.0 million.

Capital Expenditures and Product Development Expenditures

    Part of our plan for growth and stability includes disciplined capital expenditures and product development expenditures.

An important component of our cash flow generation is our product development efficiency. We have been focused on optimizing our product development expenditures to generate content that can be leveraged across our full range of products, maximizing long-term return on investment. Product development expenditures, principally external preparation costs, are amortized from the fiscal year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs. In evaluating recoverability, we consider our current assessment of the marketplace, industry trends and the projected success of programs. Our pre-publication development expenditures were $49.1 million and $38.4 million for the six months ended September 30, 2025 and 2024, respectively.

    Capital expenditures include purchases of property, plant and equipment and capitalized technology costs that meet certain internal and external criteria. Our capital expenditures was $37.5 million and $29.0 million for the six months ended September 30, 2025 and 2024, respectively.

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

Impact of Inflation

Recent inflationary pressure has resulted in increased raw material, labor, energy, freight, logistics and other operating expenses. While we believe that inflation has not had a material impact on our results of operations, financial condition or cash flows, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset our higher costs through price increases. Any material increase in our operating expenses due to inflation could result in lower margins and adversely impact our results of operations, financial condition and cash flows. We continue to maintain relationships with multiple raw material providers and are exploring spreading purchasing and third-party manufacturing across the year to help offset costs and ensure a competitive supplier base.

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

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 1, “Description of Business, Basis of Preparation and Summary of Significant Accounting Policies,” to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

A&E Cash Flow Credit Facilities and A&E ABL Revolving Credit Facilities

We are exposed to interest rate risk on borrowings under our A&E Cash Flow Credit Facilities and A&E ABL Revolving Credit Facilities, which bear interest at variable rates with a Term SOFR floor of 0.50% and 0.00%, respectively, as of September 30, 2025. A 100 basis-point increase in Term SOFR on our A&E Cash Flow Credit Facilities debt balances outstanding as of September 30, 2025 would increase our annual interest expense by $7.7 million. No debt balance was outstanding under the A&E ABL Revolving Credit Facilities as of September 30, 2025.

From time to time, we may enter into hedging arrangements with respect to floating interest rate borrowings. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective and designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. MINE SAFETY DISCLOSURES

    Not applicable.

Item 5. OTHER INFORMATION

During the six months ended September 30, 2025, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
10.1	Amendment No. 7 to the Credit Agreement, dated as of September 8, 2025.	8-K	9/9/2025	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2025

By:	/s/ Simon Allen
Simon Allen
President and Chief Executive Officer (principal executive officer)

By:	/s/ Robert Sallmann
Robert Sallmann
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ Muhammed Ali Jamal
Muhammad Ali Jamal
Senior Vice President and Controller (principal accounting officer)