Form 10-Q
period 2025-12-31
McGraw Hill, Inc.
filed 2026-02-11
CIK 1951070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of February 9, 2026 was 191,001,519.

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

ii

Part I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except for share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue	$434,162	$416,493	$1,639,059	$1,628,037
Cost of sales (excluding depreciation and amortization)	63,844	65,253	326,305	343,901
Gross profit	370,318	351,240	1,312,754	1,284,136
Operating expenses
Operating and administrative expenses	257,201	250,095	798,227	773,961
Depreciation	27,308	17,707	62,218	50,448
Amortization of intangibles	55,417	59,279	169,167	180,692
Total operating expenses	339,926	327,081	1,029,612	1,005,101
Operating income (loss)	30,392	24,159	283,142	279,035
Interest expense (income), net	47,358	68,877	162,072	229,899
(Gain) loss on extinguishment of debt	8,183	—	24,544	2,719
Income (loss) from operations before taxes	(25,149)	(44,718)	96,526	46,417
Income tax provision (benefit)	(4,950)	8,210	10,939	(24,611)
Net income (loss)	$(20,199)	$(52,928)	$85,587	$71,028

Basic earnings (loss) per share	$(0.11)	$(0.32)	$0.47	$0.43
Diluted earnings (loss) per share	$(0.11)	$(0.32)	$0.47	$0.43

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income (loss)	$(20,199)	$(52,928)	$85,587	$71,028
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	288	(3,054)	2,254	(3,312)
Total other comprehensive income (loss)	$288	$(3,054)	$2,254	$(3,312)
Comprehensive income (loss)	$(19,911)	$(55,982)	$87,841	$67,716

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	December 31, 2025	March 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$514,392	$389,830
Accounts receivable, net of allowance for credit losses of $9,569 and $13,521 as of December 31, 2025 and March 31, 2025, respectively	242,331	338,426
Inventories, net	169,667	174,018
Prepaid and other current assets	142,517	150,357
Total current assets	1,068,907	1,052,631
Product development costs, net	255,137	222,182
Property, plant and equipment, net	90,408	95,197
Goodwill	2,557,595	2,557,595
Other intangible assets, net	1,285,551	1,454,185
Deferred income taxes	7,138	7,983
Operating lease right-of-use assets	47,853	49,661
Other non-current assets	331,458	318,326
Total assets	$5,644,047	$5,757,760
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$113,127	$146,742
Accrued royalties	110,911	71,457
Accrued compensation	89,059	124,954
Deferred revenue	813,153	794,031
Current portion of long-term debt	13,170	13,170
Operating lease liabilities	8,652	8,042
Other current liabilities	133,999	172,023
Total current liabilities	1,282,071	1,330,419
Long-term debt	2,605,642	3,164,551
Deferred income taxes	16,399	15,656
Long-term deferred revenue	883,663	882,156
Operating lease liabilities	60,491	64,737
Other non-current liabilities	20,439	19,997
Total liabilities	4,868,705	5,477,516
Commitments and contingencies (Note 16)
Stockholders' equity (deficit)
Class A voting common stock, par value $0.01 per share; 186,471,212 shares authorized, 165,160,216 shares issued and outstanding as of March 31, 2025	—	1,652
Class B non-voting common stock, par value $0.01 per share; 14,384,922 shares authorized, 1,451,303 shares issued and outstanding as of March 31, 2025	—	14
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 191,001,519 shares issued and outstanding as of December 31, 2025; and no shares authorized, issued and outstanding as of March 31, 2025	1,910	—
Additional paid-in capital	1,969,217	1,562,204
Accumulated deficit	(1,195,613)	(1,281,200)
Accumulated other comprehensive income (loss)	(172)	(2,426)
Total stockholders' equity (deficit)	775,342	280,244
Total liabilities and stockholders' equity (deficit)	$5,644,047	$5,757,760

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Nine Months Ended December 31,
	2025	2024
Operating activities
Net income (loss)	$85,587	$71,028
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation (including amortization of technology costs)	62,218	50,448
Amortization of intangibles	169,167	180,692
Amortization of product development costs	44,962	44,703
Amortization of deferred royalties	67,654	65,280
Amortization of deferred commission costs	15,983	12,735
Stock-based compensation	31,737	—
Credit losses on accounts receivable	(529)	(2,556)
Unrealized (gain) loss on interest rate cap	—	235
Inventory obsolescence	8,300	9,784
Deferred income taxes	845	(1,184)
Amortization of debt discount	9,947	14,989
Amortization of deferred financing costs	3,744	8,782
(Gain) loss on extinguishment of debt	24,544	2,719
Changes in operating assets and liabilities:
Accounts receivable	100,633	(433)
Inventories	(3,132)	51,996
Prepaid and other current assets	(92,827)	(127,245)
Accounts payable and accrued expenses	(25,268)	40,152
Deferred revenue	18,964	238,561
Other current liabilities	(42,123)	30,653
Other changes in operating assets and liabilities, net	(3,109)	(3,870)
Cash provided by (used for) operating activities	477,297	687,469
Investing activities
Product development expenditures	(76,680)	(60,476)
Capital expenditures	(61,039)	(42,621)
Cash provided by (used for) investing activities	(137,719)	(103,097)
Financing activities
Payment of A&E Term Loan Facility	(595,575)	(103,292)
Payment of Term Loan Facility	—	(754,875)
Borrowings on 2024 Secured Notes	—	650,000
Payment of finance lease obligations	(5,912)	(7,708)
Payment of deferred financing costs	—	(24,027)
Proceeds from issuance of common stock in Initial Public Offering, net of underwriting discounts	392,862	—
Deferred Initial Public Offering costs	(7,037)	—
Cash provided by (used for) financing activities	(215,662)	(239,902)
Effect of exchange rate changes on cash	646	896
Net change in cash and cash equivalents	124,562	345,366
Cash and cash equivalents, at the beginning of the period	389,830	203,618
Cash and cash equivalents, at the end of the period	$514,392	$548,984
Supplemental disclosures
Cash paid for interest expense	$124,679	$173,392
Cash paid for income taxes	73,832	33,401

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited; dollars in thousands, except for share data)

	Class A Voting Common Stock		Class B Non-Voting Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,195,361)	$245	$368,754
Net income (loss)	—	—	—	—	—	—	—	(9,447)	—	(9,447)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(1,205)	(1,205)
Balance at June 30, 2024	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,204,808)	$(960)	$358,102
Net income (loss)	—	—	—	—	—	—	—	133,403	—	133,403
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	947	947
Balance at September 30, 2024	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,071,405)	$(13)	$492,452
Net income (loss)	—	—	—	—	—	—	—	(52,928)	—	(52,928)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(3,054)	(3,054)
Balance at December 31, 2024	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,124,333)	$(3,067)	$436,470

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited; dollars in thousands, except for share data)

	Class A Voting Common Stock		Class B Non-Voting Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,281,200)	$(2,426)	$280,244
Net income (loss)	—	—	—	—	—	—	—	502	—	502
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	2,515	2,515
Balance at June 30, 2025	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,280,698)	$89	$283,261
Net income (loss)	—	—	—	—	—	—	—	105,284	—	105,284
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(549)	(549)
Conversion of Class A and Class B Common Stock to Common Stock	(165,160,216)	(1,652)	(1,451,303)	(14)	166,611,519	1,666	—	—	—	—
Issuance of Common Stock in Initial Public Offering, net of offering costs	—	—	—	—	24,390,000	244	375,276	—	—	375,520
Stock-based compensation expense	—	—	—	—	—	—	31,076	—	—	31,076
Balance at September 30, 2025	—	$—	—	$—	191,001,519	$1,910	$1,968,556	$(1,175,414)	$(460)	$794,592
Net income (loss)	—	—	—	—	—	—	—	(20,199)	—	(20,199)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	288	288
Stock-based compensation expense	—	—	—	—	—	—	661	—	—	661
Balance at December 31, 2025	—	$—	—	$—	191,001,519	$1,910	$1,969,217	$(1,195,613)	$(172)	$775,342

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

Platinum formed McGraw Hill, Inc. (formerly known as Mav Holding Corporation) on June 8, 2021. On July 31, 2021, Mav Acquisition Corporation, an investment vehicle of certain private investment funds sponsored and ultimately controlled by Platinum, acquired 100% of the equity interests in McGraw-Hill Education, Inc. Immediately following the consummation of the acquisition, Mav Acquisition Corporation merged with and into McGraw-Hill Education, Inc. with McGraw-Hill Education, Inc. being the surviving entity and McGraw-Hill Education, Inc. being indirectly owned by McGraw Hill, Inc.

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

Basis of Preparation

Principles of Consolidation

    These unaudited interim consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP are not required in these interim financial statements and have been condensed or omitted. In management's opinion, the Company has made all adjustments of a normal recurring nature necessary

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
for fair financial statement presentation. Accordingly, these unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the fiscal year ended March 31, 2025 included in the Company's final prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2025 (the “Prospectus”). Our interim period operating results are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Concentration of Credit Risk

    As of December 31, 2025, the Company had two customers that accounted for 23% of the gross accounts receivable balance. As of March 31, 2025, three customers comprised 38% of the gross accounts receivable balance, which is reflective of both customer concentration and the seasonal nature of the Company's industry. For all periods presented, the Company had no single customer that accounted for 10% or more of its gross revenue. The loss of, or any reduction in sales from a significant customer or deterioration in their ability to pay could harm the Company's business and financial results.

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

Gross deferred technology costs were $298,102 and $239,427 as of December 31, 2025 and March 31, 2025, respectively. Accumulated amortization of deferred technology costs was $110,189 and $76,838 as of December 31, 2025 and March 31, 2025, respectively. Amortization of deferred technology costs was $12,294 and $9,962 for the three months ended December 31, 2025 and 2024, respectively, and $33,351 and $29,345 for the nine months ended December 31, 2025 and 2024, respectively.
Cloud Computing Arrangements

The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract in accordance with Accounting Standard Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. Capitalized costs include external direct costs for materials and services. Software maintenance and training costs are expensed in the period in which they are incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years and are included within depreciation in the consolidated statements of operations, beginning when the module or component of the hosting arrangement is ready for its intended use. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Capitalized costs for internal use software are included in Other non-current assets in the consolidated balance sheets and are presented net of accumulated amortization.

Capitalized implementation costs for cloud computing arrangements accounted for as service contracts was $35,072 and $35,072 as of December 31, 2025 and March 31, 2025, respectively. Accumulated amortization of cloud computing costs was $25,031 and $16,263 as of December 31, 2025 and March 31, 2025, respectively. Amortization of cloud computing costs was $2,923 and $3,573 for the three months ended December 31, 2025 and 2024, respectively, and $8,768 and $8,534 for the nine months ended December 31, 2025 and 2024, respectively.

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

The following table presents the carrying amounts, not including debt discount or deferred financing costs, and estimated fair market values of the Company's debt as of December 31, 2025 and March 31, 2025:

	December 31, 2025		March 31, 2025
	Carrying Amount	Estimated Fair Value (Level 2)	Carrying Amount	Estimated Fair Value (Level 2)
Liabilities:
A&E Term Loan Facility	$564,840	$569,782	$1,160,415	$1,156,063
2022 Secured Notes	828,466	828,466	828,466	799,470
2022 Unsecured Notes	639,034	644,626	639,034	627,851
2024 Secured Notes	650,000	682,500	650,000	651,625
	$2,682,340	$2,725,374	$3,277,915	$3,235,009

The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date. The fair market values of the 2024 Secured Notes, 2022 Secured Notes and 2022 Unsecured Notes were determined based on quoted market prices on a private exchange and are classified as Level 2 within the fair value hierarchy as of December 31, 2025 and March 31, 2025, respectively, due to limited trading activity. The fair market

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
value of the A&E Term Loan Facility was determined using pricing sources and models utilizing market observable inputs to determine fair value and is classified as Level 2 within the fair value hierarchy as of December 31, 2025 and March 31, 2025, respectively. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

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

Shipping and Handling Costs

    All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. Shipping and handling costs incurred by the Company are a component of Cost of sales (excluding depreciation and amortization). The Company recognized shipping and handling revenue of $901 and $1,417 for the three months ended December 31, 2025 and 2024, respectively, and $18,446 and $22,590 for the nine months ended December 31, 2025 and 2024, respectively.

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

Earnings (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earnings per Share ("ASC 260"), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Dilutive earnings (loss) per share amounts are based on the weighted-

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
average number of common shares outstanding, including the effect of all dilutive potential common shares that were outstanding during the period using the treasury stock method. Dilutive earnings (loss) per share excludes all potentially dilutive shares if their effect is anti-dilutive.

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

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information in the effective tax rate reconciliation and additional disaggregation of income taxes paid. The ASU also removes disclosures related to certain unrecognized tax benefits and deferred taxes. The new requirements are effective for fiscal years beginning after December 15, 2024, or the Company's fiscal year ended March 31, 2026. The guidance may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This ASU provides a practical expedient to assume that conditions as of the balance sheet date will remain unchanged over the life of the asset when developing reasonable and supportable forecasts for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, or the Company’s fiscal year ended March 31, 2027, with early adoption permitted. The guidance should be applied prospectively. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU amends the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and provides new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, or the Company’s fiscal year ended March 31, 2029, with early adoption permitted. The transition method may be prospective, modified, or retrospective. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow Scope Improvements". This ASU is intended to improve the navigability of guidance in Topic 270 and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, or the Company's fiscal year ended March 31, 2029. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, "Codification Improvements". This ASU addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors or make other improvements to a variety of topics that are intended to make it easier to understand and apply. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, or the Company's fiscal year ended March 31, 2028, with early adoption permitted. The guidance may be applied prospectively or retrospectively, except for amendments to ASC 260, which is required to be applied retrospectively. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements and related disclosures.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables summarize the Company's revenue from contracts with its customers disaggregated by segment and product type for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025			2024
	Digital	Print (1)	Total	Digital	Print (1)	Total
Revenue by Segment:
K-12	$103,513	$24,676	$128,189	$107,976	$42,206	$150,182
Higher Education	203,104	22,259	225,363	162,717	19,043	181,760
Global Professional	28,249	7,990	36,239	26,398	9,133	35,531
International	28,819	15,242	44,061	30,561	14,328	44,889
Other (2)	—	310	310	—	4,131	4,131
Total Revenue	$363,685	$70,477	$434,162	$327,652	$88,841	$416,493
___________________

(1)	Print revenue contains print and multi-year print products.
(2)	Includes in-transit product sales and intersegment revenue adjustments that are not included within segment revenues reviewed by the Company's CODM.

	Nine Months Ended December 31,
	2025			2024
	Digital	Print (1)	Total	Digital	Print (1)	Total
Revenue by Segment:
K-12	$330,746	$427,521	$758,267	$328,516	$501,138	$829,654
Higher Education	558,099	62,605	620,704	473,966	54,530	528,496
Global Professional	79,543	31,663	111,206	76,742	34,490	111,232
International	72,544	73,326	145,870	79,095	79,282	158,377
Other (2)	—	3,012	3,012	—	278	278
Total Revenue	$1,040,932	$598,127	$1,639,059	$958,319	$669,718	$1,628,037
___________________

(1)	Print revenue contains print and multi-year print products.
(2)	Includes in-transit product sales and intersegment revenue adjustments that are not included within segment revenues reviewed by the Company's CODM.

In addition, the Company has included a further disclosure of revenue from contracts with its customers disaggregated by segment and by Re-occurring Revenue and Transactional Revenue, for the three and nine months ended December 31, 2025 and 2024.

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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

	Three Months Ended December 31,
	2025			2024
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$110,706	$17,483	$128,189	$112,537	$37,645	$150,182
Higher Education	196,016	29,347	225,363	146,854	34,906	181,760
Global Professional	25,293	10,946	36,239	24,438	11,093	35,531
International	25,445	18,616	44,061	27,550	17,339	44,889
Other	—	310	310	—	4,131	4,131
Total Revenue	$357,460	$76,702	$434,162	$311,379	$105,114	$416,493

	Nine Months Ended December 31,
	2025			2024
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$510,583	$247,684	$758,267	$489,656	$339,998	$829,654
Higher Education	517,247	103,457	620,704	438,441	90,055	528,496
Global Professional	73,605	37,601	111,206	70,614	40,618	111,232
International	66,033	79,837	145,870	71,120	87,257	158,377
Other	—	3,012	3,012	—	278	278
Total Revenue	$1,167,468	$471,591	$1,639,059	$1,069,831	$558,206	$1,628,037

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

Deferred commission costs consisted of the following:

	December 31, 2025	March 31, 2025
Current	$18,267	$22,449
Non-current	22,593	18,794
Total Deferred Commission Costs	$40,860	$41,243

    Amortization expense related to deferred commission costs was $3,350 and $2,903 for the three months ended December 31, 2025 and 2024, respectively, and $15,983 and $12,735 for the nine months ended December 31, 2025 and 2024, respectively.

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

Deferred royalties consisted of the following:

	December 31, 2025	March 31, 2025
Current	$70,034	$76,186
Non-current	55,475	61,495
Total Deferred Royalties	$125,509	$137,681

Amortization expense related to deferred royalties was $9,397 and $10,091 for the three months ended December 31, 2025 and 2024, respectively, and $67,654 and $65,280 for the nine months ended December 31, 2025 and 2024, respectively.

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

Contract assets and contract liabilities consisted of the following:

	December 31, 2025	March 31, 2025
Contract assets	$8,974	$29,032
Contract liabilities (deferred revenue):
Current	813,153	794,031
Non-current	883,663	882,156
Total Contract Liabilities	$1,696,816	$1,676,187

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Total contract liabilities by segment consisted of the following:

	December 31, 2025	March 31, 2025
Total Contract Liabilities by Segment:
K-12	$1,334,884	$1,279,585
Higher Education	253,693	297,316
Global Professional	72,252	62,348
International	35,467	33,407
Other (1)	520	3,531
Total Contract Liabilities	$1,696,816	$1,676,187
_______________

(1)	Includes contract liabilities for in-transit product sales that are not included in segment contract liabilities.
Revenue recognized during the three and nine months ended December 31, 2025 from amounts included within deferred revenue as of March 31, 2025 was $98,776 and $695,410, respectively. Revenue recognized during the three and nine months ended December 31, 2024 from amounts included within deferred revenue as of March 31, 2024 was $96,970 and $635,394, respectively.

Estimated revenue expected to be recognized in future fiscal years ended March 31, related to amounts included within deferred revenue as of December 31, 2025 was as follows:

2026 (remaining three months)	$264,146
2027	628,628
2028	350,916
2029	225,740
2030	122,643
Thereafter	104,743
$1,696,816
3. Operating and Administrative Expenses

Operating and administrative expenses consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Selling and marketing	$89,793	$85,840	$277,154	$275,824
General and administrative	86,947	81,322	273,487	256,360
Research and development	67,515	70,132	202,624	197,074
Amortization of product development costs	12,946	12,801	44,962	44,703
Operating and administrative expenses	$257,201	$250,095	$798,227	$773,961

4. Inventories, Net

As of December 31, 2025 and March 31, 2025, the majority of inventories reported on the consolidated balance sheets consisted of finished goods.

Inventory obsolescence was $140 and $1,218 for the three months ended December 31, 2025 and 2024, respectively, and $8,300 and $9,784 for the nine months ended December 31, 2025 and 2024,

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
respectively. This is included within Cost of sales (excluding depreciation and amortization) in the consolidated statements of operations.

5. Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill of $2,557,595 for the three and nine months ended December 31, 2025 and 2024.

Other Intangible Assets

    The following information details the carrying amounts and accumulated amortization of the Company's intangible assets:

		December 31, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Content	10 - 15 years	$1,222,400	$(685,985)	$—	$536,415
Trademarks	Indefinite	576,000	—	(83,000)	493,000
Trademarks	10 years	21,750	(14,064)	—	7,686
Customers	1 - 14 years	225,600	(137,829)	—	87,771
Technology	7 years	427,000	(266,321)	—	160,679
Total		$2,472,750	$(1,104,199)	$(83,000)	$1,285,551

		March 31, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Content	10 - 15 years	$1,222,400	$(589,247)	$—	$633,153
Trademarks	Indefinite	576,000	—	(83,000)	493,000
Trademarks	10 years	21,750	(12,014)	—	9,736
Customers	1 - 14 years	225,600	(114,269)	—	111,331
Technology	7 years	427,000	(220,035)	—	206,965
Total		$2,472,750	$(935,565)	$(83,000)	$1,454,185

The Company's expected aggregate annual amortization expense for existing intangible assets subject to amortization for each of the fiscal years is as follows:

Expected Amortization Expense
2026 (remaining three months)	$54,298
2027	207,625
2028	172,109
2029	115,034
2030	79,572
Thereafter	163,913
$792,551

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
The fair values of the definite-lived acquired intangible assets are amortized over their useful lives, which is consistent with the estimated useful life of considerations used in determining their fair values. Customer and Technology intangibles are amortized on a straight-line basis while Content and definite-lived Trademark intangibles are amortized using the sum-of-the-years' digits method. The weighted-average remaining amortization period is 7.2 years. Amortization expense was $55,255 and $59,081 for the three months ended December 31, 2025 and 2024, respectively, and $168,634 and $180,115 for the nine months ended December 31, 2025 and 2024, respectively.

6. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following:

	December 31, 2025	March 31, 2025
Deferred royalties	$70,034	$76,186
Deferred sales commission	18,267	22,449
Prepaid insurance	7,201	6,049
Prepaid tax	14,165	3,006
Other	32,850	42,667
Prepaid and other current assets	$142,517	$150,357

7. Other Current Liabilities

    Other current liabilities consisted of the following:

	December 31, 2025	March 31, 2025
Allowance for sales returns	$28,739	$39,657
Accrued interest	57,177	20,455
Accrued tax	4,685	59,797
Finance lease obligations	5,340	4,631
Restructuring	3,277	5,212
Other	34,781	42,271
Other current liabilities	$133,999	$172,023

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
8. Debt

Long-term debt consisted of the following:

	Maturity	December 31, 2025	March 31, 2025
A&E Term Loan Facility	August 2031	$564,840	$1,160,415
2022 Secured Notes	August 2028	828,466	828,466
2022 Unsecured Notes	August 2029	639,034	639,034
2024 Secured Notes	September 2031	650,000	650,000
Total debt outstanding		2,682,340	3,277,915
Less: unamortized debt discount		(52,227)	(82,782)
Less: unamortized deferred financing costs		(11,301)	(17,412)
Less: current portion of long-term debt		(13,170)	(13,170)
Long-term debt		$2,605,642	$3,164,551

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

On September 8, 2025, McGraw-Hill Education, Inc. and certain subsidiaries (the “Borrower”) entered into an amendment to the Cash Flow Credit Agreement, which amendment (i) (x) reduces the applicable margin by 50 basis points, such that the A&E Term Loan Facility will bear interest, at the Borrower's option, either at a rate based on (a) the base rate plus an applicable margin of 1.75% or (b) Term SOFR plus an applicable margin of 2.75%; and thereafter (y) further reduces the applicable margin if, and for so long as, the Borrower is rated by each of S&P and Moody’s with a rating from each of at least B+ (with stable or better outlook) and at least B1 (with stable or better outlook), respectively, by another 25 basis points, such that the A&E Term Loan Facility will bear interest, at the Borrower's option, either at a rate based on (a) the base rate plus an applicable margin of 1.50% or (b) Term SOFR plus an applicable margin of 2.50%; and (ii) resets the period during which a prepayment premium would be required to be paid on a prepayment made in connection with a Repricing Transaction (as defined in the Cash Flow Credit Agreement) to six months after the effective date of the amendment. There are no other material changes to the Cash Flow Credit Agreement. As of December 31, 2025, the interest rate for the A&E Term Loan Facility was 6.466% per annum.

On October 16, 2025 and December 10, 2025, McGraw-Hill Education, Inc. paid down $150,000 and $50,000, respectively, of debt outstanding under its A&E Term Loan Facility. As a result, the Company recorded accelerated amortization of debt discount and deferred financing costs related to the A&E Term

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Loan Facility of $8,183. As of December 31, 2025, the remaining unamortized debt discount and deferred financing costs were $18,919 and $3,613, respectively.

As of December 31, 2025, the amount available under the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility was $111,250 and $38,750, respectively, and there were no outstanding borrowings under either facility.

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

As of December 31, 2025, the amount available under the A&E ABL Revolving Credit Facilities was $300,000, subject to borrowing base capacity pursuant to the terms of the ABL Revolving Credit Agreement. Availability under the A&E ABL Revolving Credit Facilities excludes amounts outstanding for letters of credit in the amount of $4,030.

Covenant Compliance

As of December 31, 2025, the Company was in compliance with all covenants or other requirements in all of our debt arrangements.

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

    The CODM is our Chief Executive Officer. The CODM reviews the segments' separate financial information to assess performance and to allocate resources. The CODM measures and evaluates the reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) from continuing operations plus interest expense (income), net, income tax provision (benefit), depreciation and amortization, restructuring and cost savings implementation charges, the effects of the application of purchase accounting, advisory fees paid to Platinum Equity Advisors, LLC, an entity affiliated with Platinum, pursuant to a Corporate Advisory Services Agreement between the Company and Platinum Advisors (the “Advisory Agreement”) which was terminated on July 25, 2025 in connection with the consummation of our initial public offering, impairment charges, transaction and integration costs, stock-based compensation, (gain) loss on extinguishment of debt and the impact of earnings or charges resulting from matters that the CODM does not consider when assessing the performance of, and allocated resources to, the segments. The CODM uses Adjusted EBITDA to allocate resources to our segments in our annual budgeting and forecasting process and to assess the performance of our segments, primarily by comparing current period results to both prior period and budget on a quarterly basis. The CODM reviews consolidated expense information to manage operations. In addition, our reportable segments are not evaluated using asset information.

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

The following table sets forth Adjusted EBITDA by segment:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Adjusted EBITDA:
K-12	$10,462	$25,941	$278,808	$302,915
Higher Education	107,780	80,847	274,567	232,815
Global Professional	11,024	10,172	33,794	33,282
International	4,082	6,436	18,671	30,557
Other	2,519	2,812	7,849	(4,430)
Total Adjusted EBITDA	$135,867	$126,208	$613,689	$595,139

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
The following table provides a reconciliation of total Adjusted EBITDA to Net income (loss):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Total Adjusted EBITDA	$135,867	$126,208	$613,689	$595,139
Interest (expense) income, net	(47,358)	(68,877)	(162,072)	(229,899)
Income tax benefit (provision)	4,950	(8,210)	(10,939)	24,611
Depreciation, amortization and product development amortization	(95,671)	(89,787)	(276,347)	(275,843)
Restructuring and cost savings implementation charges	(3,894)	(3,688)	(8,774)	(17,010)
Advisory fees	—	(2,500)	(3,125)	(7,500)
Transaction and integration costs	(548)	(656)	(818)	(2,520)
Stock-based compensation	(661)	—	(31,737)	—
Gain (loss) on extinguishment of debt	(8,183)	—	(24,544)	(2,719)
Other	(4,701)	(5,418)	(9,746)	(13,231)
Net income (loss)	$(20,199)	$(52,928)	$85,587	$71,028

The following tables summarizes revenue and long-lived assets by geographic region:

	Revenue (1)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
United States	$389,133	$371,215	$1,490,267	$1,468,594
International	45,029	45,278	148,792	159,443
Total	$434,162	$416,493	$1,639,059	$1,628,037
________________

(1)	Revenues are attributed to a geographic region based on the location of customer.

	Long-Lived Assets (2)
	As of
	December 31, 2025	March 31, 2025
United States	$685,453	$646,104
International	33,484	31,773
Total	$718,937	$677,877
__________________

(2)	Reflects total assets less current assets, goodwill, intangible assets, investments, deferred financing costs and non-current deferred tax assets.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
10. Taxes on Income (Loss)

The following table presents the Company's income tax provision (benefit) and effective tax rate:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Effective tax rate	19.7%	(18.4)%	11.3%	(53.0)%
Income tax provision (benefit)	$(4,950)	$8,210	$10,939	$(24,611)

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

For the three and nine months ended December 31, 2025 and 2024, the Company's estimated annual effective tax rate reflects that the reversal of existing temporary differences and carryforwards is forecasted to be insufficient to support the realizability of the net domestic deferred tax asset position at fiscal year end, primarily driven by disallowed interest expense under Section 163(j). As a result, the Company's estimated annual tax rate reflects a valuation allowance on net domestic deferred tax assets.
For the three and nine months ended December 31, 2025 and 2024, a valuation allowance was recorded for certain foreign deferred tax assets due to negative evidence of cumulative book losses.

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

The Company has evaluated the new tax law and reflected the tax effects in the period of enactment. The acceleration of deductibility of software development, interest, and tangible personal property expenditures is expected to significantly reduce our domestic income tax payable and deferred tax assets for fiscal year ending March 31, 2026. The income tax benefit for the reduction in valuation allowance against the deferred tax assets is considered in the estimated annual effective tax rate resulting for the three and nine months ended December 31, 2025.

On May 16, 2025, the Company purchased Internal Revenue Code Section 48 federal tax credits with a notional value of $52,900 from a third party for cash consideration of $50,299. The Company used substantially all the purchased tax credits to offset a portion of its federal income tax liability for the fiscal year ended March 31, 2025. The full amount of the cash consideration paid has been included within “Cash paid for income taxes” in the supplemental disclosures to the consolidated statements of cash flows. The difference between the notional value of the tax credits purchased and the cash consideration paid has been reflected as a component of the Company’s income tax provision (benefit) in the consolidated statements of operations.

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

As of December 31, 2025, we had no shares of Preferred Stock issued or outstanding and 191,001,519 shares of our Common Stock issued and outstanding.

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

For the three and nine months ended December 31, 2025, the Company recognized $818 and $30,851, respectively, of stock-based compensation expense related to these stock options. As of December 31, 2025, the total unrecognized compensation cost was $4,259, which is expected to be recognized over a weighted-average period of 0.6 years.

2025 Stock Incentive Plan

On July 14, 2025, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2025 Stock Incentive Plan (the “2025 Plan”), which became effective upon the consummation of the IPO and succeeded the 2021 Plan. The 2025 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards or other stock-based awards, to employees, directors or consultants of the Company and its subsidiaries to acquire shares of the Company’s Common Stock. As of December 31, 2025, the board of directors has authorized up to 15,500,000 shares for issuance under the 2025 Plan. In addition, the shares reserved for issuance under the 2025 Plan include shares of Common Stock that are undelivered pursuant to awards outstanding under the 2021 Plan (under which no further awards will be granted upon the adoption of the 2025 Plan) that are canceled, forfeited, or otherwise terminated without delivery to the holder of the full number of shares underlying such awards.

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

For the stock options subject only to a service condition, the Company estimated the grant date fair value using a Black-Scholes option pricing model. The weighted average grant date fair value of stock options granted during the nine months ended December 31, 2025, and the weighted-average assumptions used are as follows:

December 31,
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

For stock options subject to a service condition and a market condition, the Company estimated the grant date fair value using a Monte Carlo simulation model. The weighted average grant date fair value of stock options granted during the nine months ended December 31, 2025, and the weighted-average assumptions used are as follows:

December 31,
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

For the three and nine months ended December 31, 2025, the Company recognized $(296) and $644, respectively, of stock-based compensation expense related to these stock options. As of December 31, 2025, the total unrecognized compensation cost related to these stock options was $1,756, which is expected to be recognized over a weighted-average period of 3.4 years.

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

For the three and nine months ended December 31, 2025, the Company recognized $139 and $242, respectively, of stock-based compensation expense related to these RSUs. As of December 31, 2025, the total unrecognized compensation cost related to these RSUs was $313, which is expected to be recognized over the remaining service period of 0.6 years.

13. Accumulated Other Comprehensive Income (Loss)

The following tables summarize the activity in accumulated other comprehensive income (loss), by component for the periods indicated:

	Foreign currency translation adjustment, net of tax	Total
Balance at March 31, 2024	$245	$245
Other comprehensive income (loss) before reclassifications	(1,205)	(1,205)
Balance at June 30, 2024	$(960)	$(960)
Other comprehensive income (loss) before reclassifications	947	947
Balance at September 30, 2024	$(13)	$(13)
Other comprehensive income (loss) before reclassifications	(3,054)	(3,054)
Balance at December 31, 2024	$(3,067)	$(3,067)

	Foreign currency translation adjustment, net of tax	Total
Balance at March 31, 2025	$(2,426)	$(2,426)
Other comprehensive income (loss) before reclassifications	2,515	2,515
Balance at June 30, 2025	$89	$89
Other comprehensive income (loss) before reclassifications	(549)	(549)
Balance at September 30, 2025	$(460)	$(460)
Other comprehensive income (loss) before reclassifications	288	288
Balance at December 31, 2025	$(172)	$(172)

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
14. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share adjusted to give effect to the Stock Split is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$(20,199)	$(52,928)	$85,587	$71,028
Denominator:
Basic weighted-average number of shares outstanding	191,001,519	166,611,519	180,979,446	166,611,519
Effect of dilutive potential common shares	—	—	257,250	—
Dilutive weighted-average number of shares outstanding	191,001,519	166,611,519	181,236,696	166,611,519

Earnings (loss) per share attributable to common stockholders:
Basic earnings (loss) per share	$(0.11)	$(0.32)	$0.47	$0.43
Diluted earnings (loss) per share	$(0.11)	$(0.32)	$0.47	$0.43

Diluted earnings (loss) per share for the three and nine months ended December 31, 2025 excludes 1,172,797 and 686,498, respectively, of potential common shares because the effect would be anti-dilutive.

The following table summarizes the Company's outstanding common stock equivalents that were excluded from the computation of diluted earnings (loss) per share on the basis that they represent contingently issuable shares that were not issuable as of the end of the reporting period:

	December 31,
	2025	2024
Stock options	4,277,304	9,582,868

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

For the three and nine months ended December 31, 2025, the Company paid Platinum Advisors fees of nil and $3,125, respectively, and expense reimbursements of $25 and $300, respectively, related to such services. These amounts are included within Operating and administrative expenses in the consolidated statements of operations.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

16. Commitments and Contingencies

Legal Matters

In June 2022, the Attorney General for the State of Florida issued a subpoena to McGraw-Hill Education, Inc. as part of an investigation into alleged overcharges on instructional materials for use by public K-12 schools under the Florida False Claims Act. McGraw-Hill completed its production of documents and information in response to the subpoena in December 2022 and engaged in several meetings with the Attorney General’s office to articulate multiple factual and legal defenses to any prospective legal action by the Florida Attorney General. In January 2024, McGraw-Hill Education, Inc.’s former Florida sales representative was deposed by the Attorney General and provided testimony supporting McGraw-Hill Education Inc.’s position. On August 12, 2025, the State of Florida filed a complaint in the Circuit Court for the Second Judicial Circuit in Leon County, Florida against McGraw Hill, LLC and Savvas Learning Company, LLC, alleging that defendants violated the Florida False Claims Act by purportedly charging certain Florida school districts the full published price for instructional materials while offering the same instructional materials at lower prices and/or for free to others and not extending those pricing advantages to all purchasing Florida school districts during the adoption period (the “Florida Complaint”). The Florida Complaint further alleges that by purportedly disregarding Florida’s most-favored-nation pricing and mandatory free materials requirements, the defendants overcharged certain Florida school districts and withheld price reductions they were legally required to provide. On August 11, 2025, the Circuit Court for the Second Judicial Circuit in Leon County, Florida unsealed a qui tam complaint (the “Florida Qui Tam Complaint”), which had remained under seal pursuant to Florida law from its filing in May 2022 until the State of Florida intervened in the Florida Qui Tam suit. Prior to August 12, 2025, the Company had no knowledge of the Florida Qui Tam Complaint. The Florida Qui Tam Complaint alleges similar claims against McGraw Hill, LLC and Savvas Learning Company, LLC as those advanced in the Florida Complaint. The Florida Complaint and the Florida Qui Tam Complaint seek treble damages arising from each alleged violation, civil penalties, and attorneys’ fees and costs. The Relator in the Florida Qui Tam Complaint is solely entitled to a portion of any recovery made by the State of Florida in the litigation, in addition to reasonable attorneys' fees, expenses and costs. McGraw Hill believes the Florida Complaint and the Florida Qui Tam Complaint are subject to legal challenge on multiple factual and legal grounds and on October 13, 2025, with Savvas Learning, filed a joint Motion to Dismiss the Florida Complaint. The Company and the State of Florida have submitted to the Court Memoranda of Law in support of their positions. Oral argument on the Motion to Dismiss is currently scheduled to occur in Tallahassee in mid-February 2026. The Company is currently not able to predict the outcome of this matter or reasonably estimate the amount of any loss that may result and will continue to assess these conclusions as the matter progresses.

On December 3, 2025, the Circuit Court of Cook County, Illinois unsealed a qui tam complaint (the “Illinois Qui Tam Complaint”), which had remained under seal pursuant to Illinois law from its filing in July 2025. Prior to December 3, 2025, the Company had no knowledge of the Illinois Qui Tam Complaint. The Relator is the same Relator who filed the Florida Qui Tam Complaint. The Illinois Qui Tam Complaint alleges similar claims against McGraw Hill, LLC, Savvas Learning Company, LLC, Pearson Education, Inc. and HMH Education Company as those advanced in the Florida Complaint. The State of Illinois has elected not to intervene in the matter. The Illinois Qui Tam Complaint seeks treble damages arising from each alleged violation, civil penalties, and attorneys’ fees and costs. McGraw Hill believes the Illinois Qui Tam Complaint is subject to legal challenge on multiple factual and legal grounds and currently intends with its co-defendants to file a joint Motion to Dismiss the Illinois Qui Tam Complaint. Given that other states have most favored nations pricing and mandatory free materials requirements for instructional materials, the Company believes it is possible that the Relator has filed under seal similar qui tam complaints in additional states. The Company is not currently aware of any such additional qui tam complaints. The Company is currently not able to predict the outcome of this matter (or other potential matters) or reasonably estimate the amount of any loss that may result and will continue to assess these conclusions as the matters progress.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

In January 2021, and February 2021, two purported class actions were filed against McGraw-Hill Education, Inc. in the Southern District of New York, alleging that our refined methodology for calculating royalties breaches the terms of our author agreements and breaches McGraw-Hill Education, Inc.’s implied covenant of good faith and fair dealing. The plaintiffs subsequently consolidated their claims in a single complaint. In May 2021, McGraw-Hill Education, Inc. filed a motion to dismiss the complaint in its entirety. In January 2022, the Court granted the motion to dismiss the plaintiffs’ breach of contract claim but denied McGraw-Hill Education, Inc.’s motion to dismiss the breach of implied covenant claim. In September 2022, the plaintiffs voluntarily dismissed their breach of implied covenant claim and in October 2022, filed an appeal on the Court’s granting of McGraw-Hill Education, Inc.’s motion to dismiss their breach of contract claim with the U.S. Court of Appeals for the Second Circuit. In November 2024, the Second Circuit remanded the case to the District Court for further adjudication on one element of the breach of contract claim. The issue of class certification remains open. Discovery in the District Court proceeding has concluded. The parties participated in mediation in early November 2025 to discuss the possibility of a mutually agreed settlement and did not reach a settlement. The Company filed a Motion for Summary Judgment with the District Court on January 22, 2026. The Company is currently unable to predict the outcome of this litigation or reasonably estimate the amount of any loss that may result from the litigation and will continue to assess these conclusions as the litigation progresses.

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

17. Subsequent Events

On December 30, 2025, Simon Allen notified the Board of Directors (the "Board") of his intention to retire from his position as the Company's President and Chief Executive Officer ("CEO"), effective on February 9, 2026 (the "Transition Date"). As a result, on January 2, 2026, the Board appointed Philip

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Moyer to succeed Mr. Allen as the Company's President and CEO and also appointed Mr. Moyer to the Board, effective as of the Transition Date. Mr. Allen will cease serving as President and CEO on the Transition Date and will continue to serve as Chair of the Board.

In connection with his appointment, Mr. Moyer is entitled to receive restricted stock unit (“RSUs”) awards with an aggregate grant date fair value of $8,000 under the Company's 2025 Stock Incentive Plan. In addition, Mr. Moyer will be eligible to purchase shares of the Company's Common Stock with a fair market value of up to $1,500 under the 2025 Stock Incentive Plan, with a corresponding equal number of RSUs granted to him.

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

For the nine months ended December 31, 2025 and 2024, we generated revenue of $1,639.1 million and $1,628.0 million, respectively, and a net income (loss) of $85.6 million and $71.0 million, respectively. For the nine months ended December 31, 2025 and 2024, we generated Adjusted EBITDA of $613.7 million and $595.1 million, respectively. See “—Key Operating Metrics” and “—Non-GAAP Financial Measures.”

Recent Developments

On December 30, 2025, Simon Allen notified the Board of Directors (the "Board") of his intention to retire from his position as the Company's President and Chief Executive Officer ("CEO"), effective on February 9, 2026 (the "Transition Date"). As a result, on January 2, 2026, the Board appointed Philip Moyer to succeed Mr. Allen as the Company's President and CEO and also appointed Mr. Moyer to the Board, effective as of the Transition Date. Mr. Allen will cease serving as President and CEO on the Transition Date and will continue to serve as Chair of the Board.

In connection with his appointment, Mr. Moyer is entitled to receive restricted stock unit (“RSUs”) awards with an aggregate grant date fair value of $8.0 million under the Company's 2025 Stock Incentive Plan. In addition, Mr. Moyer will be eligible to purchase shares of the Company's Common Stock with a fair market value of up to $1.5 million under the 2025 Stock Incentive Plan, with a corresponding equal number of RSUs granted to him.

The Education End-Markets We Serve

We serve the needs of three primary customer end markets in education – K-12, higher education and professional which predominately serves the medical and engineering markets. While the United States is our largest market, we serve customers in international markets through an expansive global distribution network. Our operating segments are as follows:
Our K-12 segment represented 46% and 51% of total revenue for the nine months ended December 31, 2025 and 2024, respectively. Our Higher Education segment represented 38% and 32% of total revenue for the nine months ended December 31, 2025 and 2024, respectively. Our Global Professional segment represented 7% of total revenue for each of the nine months ended December 31, 2025 and 2024, respectively. Our International segment represented 9% and 10% of total revenue for the nine months ended December 31, 2025 and 2024, respectively. The remaining total revenue relates to adjustments made for in-transit product sales, which are included in the segment “Other.”

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

Re-occurring Revenue and Transactional Revenue

Re-occurring Revenue represents revenue from offerings that are generally sold as digital subscriptions and multi-year print products. Revenue from digital subscriptions, which are paid for at the time of sale or shortly thereafter, is recognized ratably over the term of the subscription period as the performance obligation is satisfied. For multi-year print products (e.g., workbooks), which are paid for at the beginning of the contract period, each academic year represents a distinct performance obligation. Revenue is recognized upon delivery to the customer for each respective academic year. Re-occurring Revenue serves as a key operating metric used by management as it offers valuable insight into the subscription-based nature of our business. For the nine months ended December 31, 2025 and 2024, Re-occurring Revenue represented approximately 71% and 66% of total revenue, respectively.

Transactional Revenue includes revenue from both print and digital offerings. Revenue from print offerings is recognized at the point of shipment and revenue from digital offerings are recognized at the time of delivery. In addition, revenues for amounts billed to customers in a sales transaction for shipping and handling are included in Transactional Revenue. For the nine months ended December 31, 2025 and 2024, Transactional Revenue represented approximately 29% and 34% of total revenue, respectively.

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

Re-occurring Revenue and Transactional Revenue for the Three and Nine Months Ended December 31, 2025 and 2024

	Three Months Ended December 31,
	2025			2024
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$110,706	$17,483	$128,189	$112,537	$37,645	$150,182
Higher Education	196,016	29,347	225,363	146,854	34,906	181,760
Global Professional	25,293	10,946	36,239	24,438	11,093	35,531
International	25,445	18,616	44,061	27,550	17,339	44,889
Other	—	310	310	—	4,131	4,131
Total Revenue	$357,460	$76,702	$434,162	$311,379	$105,114	$416,493

	Nine Months Ended December 31,
	2025			2024
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$510,583	$247,684	$758,267	$489,656	$339,998	$829,654
Higher Education	517,247	103,457	620,704	438,441	90,055	528,496
Global Professional	73,605	37,601	111,206	70,614	40,618	111,232
International	66,033	79,837	145,870	71,120	87,257	158,377
Other	—	3,012	3,012	—	278	278
Total Revenue	$1,167,468	$471,591	$1,639,059	$1,069,831	$558,206	$1,628,037

NDR as of March 31, 2025, 2024 and 2023

	Year Ended March 31,
	2025	2024	2023
NDR
Higher Education	110%	110%	106%
Global Professional	105%	103%	99%

RPO as of December 31, 2025 and as of March 31, 2025

	December 31, 2025			March 31, 2025
	Current	Non-Current	Total	Current	Non-Current	Total
RPO by Segment:
K-12	$517,292	$817,592	$1,334,884	$457,353	$822,232	$1,279,585
Higher Education	197,293	56,400	253,693	247,685	49,631	297,316
Global Professional	65,088	7,164	72,252	54,949	7,399	62,348
International	32,960	2,507	35,467	30,513	2,894	33,407
Other	520	—	520	3,531	—	3,531
Total RPO	$813,153	$883,663	$1,696,816	$794,031	$882,156	$1,676,187

Results of Operations
The following tables set forth certain consolidated financial information for the three months ended December 31, 2025 and 2024. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Consolidated Operating Results for the Three Months Ended December 31, 2025 and 2024

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Revenue	$434,162	$416,493	$17,669	4.2%
Cost of sales (excluding depreciation and amortization)	63,844	65,253	(1,409)	(2.2)%
Gross profit	370,318	351,240	19,078	5.4%
Operating expenses
Operating and administrative expenses	257,201	250,095	7,106	2.8%
Depreciation	27,308	17,707	9,601	54.2%
Amortization of intangibles	55,417	59,279	(3,862)	(6.5)%
Total operating expenses	339,926	327,081	12,845	3.9%
Operating income (loss)	30,392	24,159	6,233	25.8%
Interest expense (income), net	47,358	68,877	(21,519)	(31.2)%
(Gain) loss on extinguishment of debt	8,183	—	8,183	n/m
Income (loss) from operations before taxes	(25,149)	(44,718)	19,569	(43.8)%
Income tax provision (benefit)	(4,950)	8,210	(13,160)	(160.3)%
Net income (loss)	$(20,199)	$(52,928)	$32,729	(61.8)%

Revenue

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Revenue by Segment:
K-12	$128,189	$150,182	$(21,993)	(14.6)%
Higher Education	225,363	181,760	43,603	24.0%
Global Professional	36,239	35,531	708	2.0%
International	44,061	44,889	(828)	(1.8)%
Other	310	4,131	(3,821)	n/m
Total Revenue	$434,162	$416,493	$17,669	4.2%

Revenue for the three months ended December 31, 2025 and 2024 was $434.2 million and $416.5 million, respectively, representing an increase of $17.7 million, or 4.2%. The increase was driven by the segment factors described below.

K-12

K-12 revenue for the three months ended December 31, 2025 and 2024 was $128.2 million and $150.2 million, respectively, representing a decrease of $22.0 million, or 14.6%. The decrease was primarily attributable to lower Transactional Revenue and Re-occurring Revenue of approximately $20.2 million and $1.8 million, respectively, driven by a smaller market opportunity in the current period.

Higher Education

Higher Education revenue for the three months ended December 31, 2025 and 2024 was $225.4 million and $181.8 million, respectively, representing an increase of $43.6 million, or 24.0%. The increase was primarily due to:

•higher Re-occurring Revenue of approximately $49.2 million, due to the timing of deferred revenue recognition associated with the increased adoption of digital products, including growth in Inclusive Access sales, market share gains, continued growth in U.S. enrollments and price increases; partially offset by

•lower Transactional Revenue of approximately $5.6 million, primarily driven by a change in duration mix of digital product sales, partially offset by a reduction in product returns.

Global Professional

Global Professional revenue for the three months ended December 31, 2025 and 2024 was $36.2 million and $35.5 million, respectively, representing an increase of $0.7 million, or 2.0%. The increase was primarily due to higher Re-occurring Revenue of approximately $0.9 million due to the continued focus on core digital products. This increase was partially offset by lower Transactional Revenue of approximately $0.1 million, reflecting the continued execution of the strategic initiative to sunset non-core print titles.

International

International revenue for the three months ended December 31, 2025 and 2024 was $44.1 million and $44.9 million, respectively, representing a decrease of $0.8 million, or 1.8%. The decrease was driven by lower Re-occurring Revenue of approximately $2.1 million, resulting primarily from lower enrollments in

Canada. This decrease was partially offset by higher Transactional Revenue of approximately $1.3 million, attributable to increased print sales in the K-12 segment.

Cost of Sales (Excluding Depreciation and Amortization)

    Cost of sales (excluding depreciation and amortization) for the three months ended December 31, 2025 and 2024 was $63.8 million and $65.3 million, respectively, representing a decrease of $1.4 million, or 2.2%. The decrease was primarily due to:

•lower manufacturing, royalty and other direct fulfillment costs of approximately $8.3 million, primarily attributable to lower Transactional Revenue from print offerings in the K-12 and International segments due to smaller market opportunities in the current period; and

•lower inventory obsolescence reserve of approximately $1.1 million, resulting from a significantly reduced inventory balance due to the shift toward digital sales and the timing of K-12 market opportunities; partially offset by

•higher royalty costs in the Higher Education segment of approximately $8.0 million, resulting from the growth in Re-occurring Revenue.

Operating and Administrative Expenses

Operating and administrative expenses for the three months ended December 31, 2025 and 2024 was $257.2 million and $250.1 million, respectively, representing an increase of $7.1 million, or 2.8%. The increase was primarily due to:

•higher salaries and wages of approximately $4.3 million, primarily due to an annual merit-based compensation increase;

•higher selling and marketing expense of approximately $2.4 million, driven by higher sales force sales commission and increased investment in sales conferences and promotional activities in the Higher Education segment, consistent with the growth in revenue;

•higher professional fees of approximately $1.3 million, reflecting an increase in legal, accounting and compliance-related costs associated with operating as a public company; and

•higher stock-based compensation of approximately $0.7 million, due to the recognition of stock-based compensation expense in connection with our initial public offering; partially offset by

•lower advisory fees of approximately $2.5 million, reflecting the termination of the Advisory Agreement with Platinum Advisors following the consummation of our initial public offering.

Depreciation and Amortization of Intangibles

Depreciation and amortization expenses for the three months ended December 31, 2025 and 2024 were $82.7 million and $77.0 million, respectively, representing an increase of $5.7 million, or 7.5%. The increase was driven primarily by the accelerated depreciation of leasehold improvements associated with the sublease of a portion of our New York office space, partially offset by lower amortization expense related to the use of an accelerated method of amortization for our content intangible assets.

Interest Expense (Income), Net

Interest expense (income), net, for the three months ended December 31, 2025 and 2024 was $47.4 million and $68.9 million, respectively, representing a decrease of $21.5 million, or 31.2%. The decrease was primarily driven by the repayment of $385.7 million of debt outstanding under the A&E Term Loan Facility using net proceeds from our initial public offering on July 25, 2025, as well as the repayment of an additional $200.0 million of debt outstanding under the A&E Term Loan Facility during the third fiscal quarter of 2026 using cash on hand, and a lower variable interest rate during the current period compared to the prior-year period.

(Gain) Loss on Extinguishment of Debt

During the three months ended December 31, 2025, we recorded a loss on extinguishment of debt of $8.1 million, inclusive of the accelerated amortization of unamortized debt discount and deferred financing costs, in connection with the repayment of $150.0 million and $50.0 million on October 16, 2025 and December 10, 2025, respectively, of debt outstanding under the A&E Term Loan Facility.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the three months ended December 31, 2025 and 2024 was $(5.0) million and $8.2 million, respectively, and the effective tax rate was 19.7% and (18.4)%, respectively.

For the three months ended December 31, 2025, the effective tax rate differed from the statutory rate due to the U.S. research and development tax credit and the expected decrease in the valuation allowance on domestic deferred tax assets due to the enactment of OBBBA. The acceleration of deductibility of software development, interest, and tangible personal property expenditures is expected to significantly reduce our domestic income tax payable for the fiscal year ending March 31, 2026. In addition, a valuation allowance continues to be recorded against certain foreign net deferred tax assets.

For the three months ended December 31, 2024, the effective tax rate differed from the statutory rate due to forecasted current tax expense, a valuation allowance recorded against domestic and certain foreign net deferred tax assets, and the jurisdictional mix of forecasted annual domestic book losses and foreign book income.

Adjusted EBITDA by Segment for the Three Months Ended December 31, 2025 and 2024

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

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Adjusted EBITDA:
K-12	$10,462	$25,941	$(15,479)	(59.7)%
Higher Education	107,780	80,847	26,933	33.3%
Global Professional	11,024	10,172	852	8.4%
International	4,082	6,436	(2,354)	(36.6)%
Other	2,519	2,812	(293)	n/m

K-12

K-12 Adjusted EBITDA for the three months ended December 31, 2025 and 2024 was $10.5 million and $25.9 million, respectively, representing a decrease of $15.5 million, or 59.7%. The decrease was primarily due to:

•a decrease in revenue of approximately $22.0 million as discussed under “—Consolidated Operating Results for the Three Months Ended December 31, 2025 and 2024—K-12”; partially offset by

•lower manufacturing, royalty and other direct fulfillment costs of approximately $4.4 million, attributable to lower Transactional Revenue from print offerings; and

•lower allocation of shared corporate costs of approximately $2.9 million, driven by current period factors such as revenue, headcount and the allocable cost base.

Higher Education

Higher Education Adjusted EBITDA for the three months ended December 31, 2025 and 2024 was $107.8 million and $80.8 million, respectively, representing an increase of $26.9 million, or 33.3%. The increase was primarily due to:

•an increase in revenue of $43.6 million as discussed under “—Consolidated Operating Results for the Three Months Ended December 31, 2025 and 2024—Higher Education”; partially offset by

•higher royalty costs of approximately $8.0 million, consistent with the growth in revenue;

•higher allocation of shared corporate costs of approximately $7.6 million, driven by current period factors such as revenue, headcount and the allocable cost base; and

•higher selling and marketing expense, driven by higher sales force sales commission of approximately $1.7 million, consistent with the growth in revenue.

Global Professional

Global Professional Adjusted EBITDA for the three months ended December 31, 2025 and 2024 was $11.0 million and $10.2 million, respectively, representing an increase of $0.9 million or 8.4%. The increase was primarily due to higher revenue of $0.7 million as discussed under “—Consolidated Operating Results for the Three Months Ended December 31, 2025 and 2024—Global Professional”.

International

International Adjusted EBITDA for the three months ended December 31, 2025 and 2024 was $4.1 million and $6.4 million, respectively, representing a decrease of $2.4 million, or 36.6%. The decrease was primarily due to:

•a decrease in revenue of $0.8 million as discussed under “—Consolidated Operating Results for the Three Months Ended December 31, 2025 and 2024—International”;

•higher allowance for credit losses of approximately $0.8 million, attributable to the aging of accounts receivable due to the timing of collections during the period; and

•higher salaries and wages of approximately $0.7 million, primarily due to an annual merit-based compensation increase.

Consolidated Operating Results for the Nine Months Ended December 31, 2025 and 2024

	Nine Months Ended December 31,
	2025	2024	$ Change	% Change
Revenue	$1,639,059	$1,628,037	$11,022	0.7%
Cost of sales (excluding depreciation and amortization)	326,305	343,901	(17,596)	(5.1)%
Gross profit	1,312,754	1,284,136	28,618	2.2%
Operating expenses
Operating and administrative expenses	798,227	773,961	24,266	3.1%
Depreciation	62,218	50,448	11,770	23.3%
Amortization of intangibles	169,167	180,692	(11,525)	(6.4)%
Total operating expenses	1,029,612	1,005,101	24,511	2.4%
Operating income (loss)	283,142	279,035	4,107	1.5%
Interest expense (income), net	162,072	229,899	(67,827)	(29.5)%
(Gain) loss on extinguishment of debt	24,544	2,719	21,825	n/m
Income (loss) from operations before taxes	96,526	46,417	50,109	108.0%
Income tax provision (benefit)	10,939	(24,611)	35,550	(144.4)%
Net income (loss)	$85,587	$71,028	$14,559	20.5%

Revenue

	Nine Months Ended December 31,
	2025	2024	$ Change	% Change
Revenue by Segment:
K-12	$758,267	$829,654	$(71,387)	(8.6)%
Higher Education	620,704	528,496	92,208	17.4%
Global Professional	111,206	111,232	(26)	—%
International	145,870	158,377	(12,507)	(7.9)%
Other	3,012	278	2,734	n/m
Total Revenue	$1,639,059	$1,628,037	$11,022	0.7%

Revenue for the nine months ended December 31, 2025 and 2024 was $1,639.1 million and $1,628.0 million, respectively, representing an increase of $11.0 million, or 0.7%. The increase was driven by the segment factors described below.

K-12

K-12 revenue for the nine months ended December 31, 2025 and 2024 was $758.3 million and $829.7 million, respectively, representing a decrease of $71.4 million, or 8.6%. The decrease was primarily attributable to lower Transactional Revenue of approximately $92.3 million, driven by a smaller market opportunity in the current period. This decrease was partially offset by an increase in Re-occurring Revenue of approximately $20.9 million, primarily due to the timing of deferred revenue recognition associated with prior year sales in the California, Texas and Florida markets.

Higher Education

Higher Education revenue for the nine months ended December 31, 2025 and 2024 was $620.7 million and $528.5 million, respectively, representing an increase of $92.2 million, or 17.4%. The increase was primarily due to:

•higher Re-occurring Revenue of approximately $78.8 million, due to the timing of deferred revenue recognition associated with the increased adoption of digital products, including growth in Inclusive Access sales, market share gains, continued growth in U.S. enrollments and price increases; and

•higher digital and print Transactional Revenue of approximately $13.4 million, primarily due to the growth in Inclusive Access sales and a reduction in product returns, respectively.

Global Professional

Global Professional revenue for the nine months ended December 31, 2025 remained consistent with the prior year at $111.2 million. Lower Transactional Revenue, driven by the continued execution of the strategic initiative to sunset non-core print titles, was offset by an increase in Re-occurring Revenue, primarily attributable to the timing of deferred revenue recognition related to growth in digital subscriptions for our core products sold in the prior year.

International

International revenue for the nine months ended December 31, 2025 and 2024 was $145.9 million and $158.4 million, respectively, representing a decrease of $12.5 million, or 7.9%. The decrease was driven by lower Transactional Revenue and Re-occurring Revenue of approximately $7.4 million and $5.1 million, respectively, primarily resulting from lower enrollments in Canada. In addition, lower Transactional Revenue was also driven by the shift toward digital products in our Higher Education segment.

Cost of Sales (Excluding Depreciation and Amortization)

    Cost of sales (excluding depreciation and amortization) for the nine months ended December 31, 2025 and 2024 was $326.3 million and $343.9 million, respectively, representing a decrease of $17.6 million, or 5.1%. The decrease was primarily due to:

•lower manufacturing, royalty and other direct fulfillment costs of approximately $30.1 million, primarily attributable to lower Transactional Revenue from print offerings in the K-12 and International segments due to smaller market opportunities in the current period; and

•lower inventory obsolescence reserve of approximately $1.5 million, resulting from a significantly reduced inventory balance due to the shift toward digital sales and the timing of K-12 market opportunities; partially offset by

•higher royalty costs in the Higher Education segment of approximately $14.0 million, resulting from the growth in Re-occurring Revenue.

Operating and Administrative Expenses

Operating and administrative expenses for the nine months ended December 31, 2025 and 2024 was $798.2 million and $774.0 million, respectively, representing an increase of $24.3 million, or 3.1%. The increase was primarily due to:

•higher stock-based compensation of approximately $31.7 million, due to the recognition of cumulative stock-based compensation expense in connection with our initial public offering;

•higher salaries and wages of approximately $16.3 million, primarily due to an annual merit-based compensation increase;

•higher travel and entertainment expenses of approximately $2.4 million, primarily due to higher selling and marketing expense to drive sales growth; and

•higher allowance for credit losses of approximately $2.3 million, due to the increase in the accounts receivable balance of customers with higher risk characteristics; partially offset by

•lower technology-related expenses of approximately $10.6 million, primarily driven by ongoing cost optimization initiatives, including infrastructure rationalization and the migration of on-premise data centers to cloud-based platforms;

•lower annual incentive compensation expense of approximately $6.3 million, primarily reflecting the higher incentive payments recognized in the prior year, which were driven by a stronger than expected business performance;

•lower advisory fees of approximately $4.4 million, reflecting the termination of the Advisory Agreement with Platinum Advisors following the consummation of our initial public offering;

•a gain of approximately $2.6 million, resulting from the settlement of a copyright infringement litigation in the current period;

•lower other expenses of approximately $2.3 million, primarily due to foreign exchange losses, resulting from unfavorable fluctuations in foreign currency exchange rates; and

•lower general and administrative expense of approximately $1.9 million, due to reduced restructuring activities in the current period, resulting in lower severance and related costs.

Depreciation and Amortization of Intangibles

Depreciation and amortization expenses for the nine months ended December 31, 2025 and 2024 were $231.4 million and $231.1 million, respectively, representing an increase of $0.2 million, or 0.1%. The increase was driven primarily by the accelerated depreciation of leasehold improvements associated with the sublease of a portion of our New York office space and higher amortization expense related to software development projects that were completed and put into service during the period. This was partially offset by lower amortization expense related to the use of an accelerated method of amortization for our content intangible assets.

Interest Expense (Income), Net

Interest expense (income), net, for the nine months ended December 31, 2025 and 2024 was $162.1 million and $229.9 million, respectively, representing a decrease of $67.8 million, or 29.5%. The decrease was primarily driven by the refinancing of the A&E Term Loan Facility in August 2024, which reduced variable rate indebtedness by $749.6 million, the repayment of $385.7 million of debt outstanding under the A&E Term Loan Facility using net proceeds from our initial public offering on July 25, 2025, and the repayment of an additional $200.0 million of debt outstanding under the A&E Term Loan Facility during the third fiscal quarter of 2026. The decrease was further impacted by a lower variable interest rate during the current period compared to the prior-year period. These decreases were partially offset by higher interest expense resulting from the issuance of $650.0 million in aggregate principal amount of 2024 Secured Notes in August 2024.

(Gain) Loss on Extinguishment of Debt

During the nine months ended December 31, 2025, we recorded a loss on extinguishment of debt of approximately $24.5 million, inclusive of the accelerated amortization of unamortized debt discount and deferred financing costs. Of this amount, $16.4 million was recorded in connection with the repayment of $385.7 million of debt outstanding under the A&E Term Loan Facility upon the closing of our initial public offering on July 25, 2025, and $8.1 million was recorded in connection with the additional repayment of $200.0 million of debt outstanding under the A&E Term Loan Facility during the third fiscal quarter of 2026.

During the nine months ended December 31, 2024, in connection with the 2024 Refinancing Transactions, we recorded a loss on extinguishment of debt of $2.7 million, inclusive of write-offs of then-existing unamortized debt discount and deferred financing fees of $1.0 million and $0.3 million, respectively, and new debt discount fees of $1.4 million.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the nine months ended December 31, 2025 and 2024 was $10.9 million and $(24.6) million, respectively, and the effective tax rate was 11.3% and (53.0)%, respectively.

For the nine months ended December 31, 2025, the effective tax rate differed from the statutory rate due to the U.S. research and development credit and the expected decrease in the valuation allowance on domestic deferred tax assets due to the enactment of the OBBBA. The acceleration of deductibility of software development, interest, and tangible personal property expenditures is expected to significantly reduce our domestic income tax payable for the fiscal year ending March 31, 2026. In addition, a valuation allowance continues to be recorded against certain foreign net deferred tax assets.

For the nine months ended December 31, 2024, the effective tax rate differed from the statutory rate due to forecasted current tax expense, a valuation allowance recorded against domestic and certain foreign net deferred tax assets, and the jurisdictional mix of forecasted annual domestic book losses and foreign book income.

Adjusted EBITDA by Segment for the Nine Months Ended December 31, 2025 and 2024

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

	Nine Months Ended December 31,
	2025	2024	$ Change	% Change
Adjusted EBITDA:
K-12	$278,808	$302,915	$(24,107)	(8.0)%
Higher Education	274,567	232,815	41,752	17.9%
Global Professional	33,794	33,282	512	1.5%
International	18,671	30,557	(11,886)	(38.9)%
Other	7,849	(4,430)	12,279	n/m

K-12

K-12 Adjusted EBITDA for the nine months ended December 31, 2025 and 2024 was $278.8 million and $302.9 million, respectively, representing a decrease of $24.1 million, or 8.0%. The decrease was primarily due to:

•a decrease in revenue of approximately $71.4 million as discussed under “—Consolidated Operating Results for the Nine Months Ended December 31, 2025 and 2024—K-12”;

•higher salaries and wages of approximately $3.2 million, primarily due to an annual merit-based compensation increase; partially offset by

•lower manufacturing, royalty, and other direct fulfillment costs of approximately $32.6 million, attributable to lower Transactional Revenue from print offerings;

•lower allocation of shared corporate costs of approximately $13.5 million, driven by current period factors such as headcount, revenue and the allocable cost base; and

•lower selling and marketing expense, driven by lower depository and sales force sales commission of approximately $4.1 million, due to the decrease in revenue resulting from a smaller market opportunity in the current period.

Higher Education

Higher Education Adjusted EBITDA for the nine months ended December 31, 2025 and 2024 was $274.6 million and $232.8 million, respectively, representing an increase of $41.8 million, or 17.9%. The increase was primarily due to:

•an increase in revenue of $92.2 million as discussed under “—Consolidated Operating Results for the Nine Months Ended December 31, 2025 and 2024—Higher Education”; partially offset by

•higher allocation of shared corporate costs of approximately $17.1 million, driven by current period factors such as headcount, revenue and the allocable cost base;

•higher royalty and other direct fulfillment costs of approximately $16.8 million, consistent with the growth in revenue;

•higher selling and marketing expense, driven by higher sales force sales commission of approximately $4.9 million, consistent with the growth in revenue;

•higher research and development expense of approximately $3.4 million, reflecting continued investment in platform enhancements and product development initiatives;

•higher other expenses of approximately $3.4 million, primarily reflecting increased business activity to support growth and operational execution;

•higher salaries and wages of approximately $1.8 million, primarily due to an annual merit-based compensation increase; and

•higher allowance for credit losses of approximately $1.6 million, due to the increase in the accounts receivable balance of customers with higher risk characteristics.

Global Professional

Global Professional Adjusted EBITDA for the nine months ended December 31, 2025 and 2024 was $33.8 million and $33.3 million, respectively, representing an increase of $0.5 million or 1.5%. The increase was primarily due to a lower allocation of shared corporate costs of approximately $1.3 million, driven by current period factors such as headcount, revenue and the allocable cost base, as well as a lower allowance for credit losses of approximately $0.6 million. This was partially offset by higher salaries and wages of approximately $1.5 million, primarily due to an annual merit-based compensation increase.

International

International Adjusted EBITDA for the nine months ended December 31, 2025 and 2024 was $18.7 million and $30.6 million, respectively, representing a decrease of $11.9 million, or 38.9%. The decrease was primarily due to:

•a decrease in revenue of $12.5 million as discussed under “—Consolidated Operating Results for the Nine Months Ended December 31, 2025 and 2024—International”; and

•higher allocation of shared corporate costs of approximately $2.4 million, driven by current period factors such as headcount, revenue and the allocable cost base; and

•higher salaries and wages of approximately $2.0 million, primarily due to an annual merit-based compensation increase; partially offset by

•lower manufacturing and royalty costs of approximately $5.6 million, attributable to lower Transactional Revenue from print sales.

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

Adjusted EBITDA is defined as net income (loss) from continuing operations plus interest expense (income), net, income tax provision (benefit), depreciation and amortization, restructuring and cost savings implementation charges, the effects of the application of purchase accounting, advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering), impairment charges, transaction and integration costs, stock-based compensation, (gain) loss on extinguishment of debt and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations.

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

Adjusted net income (loss) and Adjusted basic and diluted earnings (loss) per share

Adjusted net income (loss) is defined as net income (loss) from continuing operations adjusted to exclude amortization of intangible assets, restructuring and cost savings implementation charges, the effects of the application of purchase accounting, advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering), impairment charges, transaction and integration costs, stock-based compensation, (gain) loss on extinguishment of debt and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations and the related tax impact of those adjustments.

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

These non-GAAP operating and administrative expense financial measures are calculated as follows:

Adjusted operating and administrative expenses is defined as GAAP operating and administrative expenses adjusted to exclude restructuring and cost savings implementation charges, advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering), transaction and integration costs, stock-based compensation, amortization of product development costs and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations.

Adjusted selling and marketing expenses is defined as GAAP selling and marketing expenses adjusted to exclude stock-based compensation and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations.

Adjusted general and administrative expenses is defined as GAAP general and administrative expenses adjusted to exclude restructuring and cost savings implementation charges, advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering), transaction and integration costs, stock-based compensation and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations.

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

The tables below provide reconciliations of each of the non-GAAP financial measures to the most directly comparable GAAP financial measure on a consolidated basis for the three and nine months ended December 31, 2025 and 2024.

Reconciliations of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income (loss)	$(20,199)	$(52,928)	$85,587	$71,028
Interest expense (income), net	47,358	68,877	162,072	229,899
Income tax provision (benefit)	(4,950)	8,210	10,939	(24,611)
Depreciation, amortization and product development amortization	95,671	89,787	276,347	275,843
EBITDA	$117,880	$113,946	$534,945	$552,159
Restructuring and cost savings implementation charges (a)	3,894	3,688	8,774	17,010
Advisory fees (b)	—	2,500	3,125	7,500
Transaction and integration costs (c)	548	656	818	2,520
Stock-based compensation (d)	661	—	31,737	—
Gain (loss) on extinguishment of debt (e)	8,183	—	24,544	2,719
Other (f)	4,701	5,418	9,746	13,231
Adjusted EBITDA	$135,867	$126,208	$613,689	$595,139

Total Revenue	$434,162	$416,493	$1,639,059	$1,628,037
Net income (loss) margin	(4.7)%	(12.7)%	5.2%	4.4%
Adjusted EBITDA Margin	31.3%	30.3%	37.4%	36.6%
__________________
(a) Represents severance and other expenses associated with headcount reductions and other cost savings initiated as part of our restructuring initiatives.
(b) For the three and nine months ended December 31, 2025 and 2024, represents the pro rata portion of the annual $10.0 million of advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering).
(c) This primarily represents transaction and integration costs associated with acquisitions.
(d) Represents stock-based compensation expense related to awards granted to our employees, directors and consultants under the Company's long-term incentive plans.
(e) Represents accelerated amortization of debt discount and deferred financing costs related to the repayment of $385.7 million of debt outstanding under the A&E Term Loan Facility using net proceeds from our initial public offering on July 25, 2025, as well as the repayment of an additional $200.0 million of debt outstanding under the A&E Term Loan Facility during the third fiscal quarter of 2026.
(f) For the three months ended December 31, 2025 and 2024, this amount represents (i) foreign currency exchange transaction impact of $(0.5) million and $2.4 million, respectively, (ii) non-recurring expenses related to strategic initiatives, including marketing, consulting, and non-operational costs associated with the market introduction of a new product launch of $3.0 million and $0.7 million, respectively, (iii) reimbursements of expenses paid to Platinum Advisors incurred in connection with its services under the Advisory Agreement (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering) of nil and $0.1 million, respectively, (iv) post-acquisition compensation expense of nil and $0.1 million, respectively, associated with the acquisition of Boards & Beyond, (v) non-recurring transaction-related costs associated with our initial public offering that were expensed as incurred of nil and $1.1 million, respectively, and (vi) the impact of additional insignificant earnings or charges resulting from matters that we do not consider indicative of our ongoing operations of $2.2 million and $1.1 million, respectively, that are primarily related to individually insignificant miscellaneous items, including third-party consulting and advisory fees associated with system and process rationalization initiatives and certain additional payments related to incremental insurance premiums and policies as a result of the Platinum acquisition that did not renew after the consummation of our initial public offering.
For the nine months ended December 31, 2025 and 2024, this amount represents (i) foreign currency exchange transaction impact of $(2.3) million and $1.7 million, respectively, (ii) non-recurring expenses related to strategic initiatives, including marketing, consulting, and non-operational costs associated with the market introduction of a new product launch of $5.5 million and $3.1 million, respectively (iii) reimbursements of expenses paid to Platinum Advisors incurred in connection with its services under the Advisory Agreement (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering) of $0.3 million and $0.5 million, respectively, (iv) post-acquisition compensation expense of nil and $0.6 million, respectively, associated with the acquisition of Boards & Beyond, (v) non-recurring transaction-related costs associated with our initial public offering that were expensed as incurred of $2.8 million and $3.1 million, respectively and (vi) the impact of additional insignificant earnings or charges resulting from matters that we do not consider indicative of our ongoing operations of $3.5 million and $4.3 million, respectively, primarily related to individually insignificant miscellaneous items, including asset dispositions, third-party consulting and advisory fees associated with system and process rationalization initiatives, as well as certain additional payments related to incremental insurance premiums and policies as a result of the Platinum acquisition that did not renew after the consummation of our initial public offering.

Reconciliations of Adjusted net income (loss) and Adjusted basic and diluted earnings (loss) per share

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2025	2024	2025	2024
Net income (loss)	$(20,199)	$(52,928)	$85,587	$71,028
Amortization of intangible assets (1)	55,255	59,081	168,634	180,115
Restructuring and cost savings implementation charges (2)	3,894	3,688	8,774	17,010
Advisory fees (2)	—	2,500	3,125	7,500
Transaction and integration costs (2)	548	656	818	2,520
Stock-based compensation (2)	661	—	31,737	—
Gain (loss) on extinguishment of debt (2)	8,183	—	24,544	2,719
Other (2)	4,701	5,418	9,746	13,231
Tax impact of adjustments(3)	(82)	164,366	(18,673)	236,311
Adjusted net income (loss)	$52,961	$182,781	$314,292	$530,434

Basic earnings (loss) per share	$(0.11)	$(0.32)	$0.47	$0.43
Diluted earnings (loss) per share	$(0.11)	$(0.32)	$0.47	$0.43
Adjusted basic earnings (loss) per share	$0.28	$1.10	$1.74	$3.18
Adjusted diluted earnings (loss) per share(4)	$0.28	$1.10	$1.73	$3.18
Basic weighted-average shares outstanding	191,001,519	166,611,519	180,979,446	166,611,519
Diluted weighted-average shares outstanding	191,001,519	166,611,519	181,236,696	166,611,519
_____________
(1) Represents amortization of definite-lived acquired intangible assets.
(2) Represents the same adjustments used in calculating EBITDA and Adjusted EBITDA.
(3) Represents the tax impact of the adjustments, which are pre-tax, based upon the estimated annual effective income tax rate.
(4) For the three months ended December 31, 2025, the Company reported a net loss and, accordingly, all potentially dilutive securities were considered anti-dilutive and excluded from the calculation of diluted earnings (loss) per share. However, because the Company reported Adjusted net income for the same period, these potentially dilutive securities were included in the calculation of Adjusted diluted earnings (loss) per share, resulting in diluted weighted-average shares outstanding of 191,106,927.

Reconciliations of Non-GAAP operating and administrative expenses:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating and administrative expenses	$257,201	$250,095	$798,227	$773,961
Restructuring and cost savings implementation charges	(3,894)	(3,688)	(8,774)	(17,010)
Advisory fees	—	(2,500)	(3,125)	(7,500)
Transaction and integration costs	(548)	(656)	(818)	(2,520)
Amortization of product development costs	(12,946)	(12,801)	(44,962)	(44,703)
Stock-based compensation	(661)	—	(31,737)	—
Other	(4,701)	(5,418)	(9,746)	(13,231)
Adjusted operating and administrative expenses (1)	$234,451	$225,032	$699,065	$688,997

Selling and marketing	$89,793	$85,840	$277,154	$275,824
Stock-based compensation	(20)	—	(1,161)	—
Other	(2,465)	(469)	(4,066)	(2,467)
Adjusted selling and marketing expenses (1)	$87,308	$85,371	$271,927	$273,357

General and administrative	$86,947	$81,322	$273,487	$256,360
Restructuring and cost savings implementation charges	(3,894)	(3,688)	(8,774)	(17,010)
Advisory fees	—	(2,500)	(3,125)	(7,500)
Transaction and integration costs	(548)	(656)	(818)	(2,520)
Stock-based compensation	(715)	—	(25,509)	—
Other	(1,738)	(4,693)	(4,490)	(10,092)
Adjusted general and administrative expenses (1)	$80,052	$69,785	$230,771	$219,238

Research and development	$67,515	$70,132	$202,624	$197,074
Stock-based compensation	74	—	(5,067)	—
Other	(498)	(256)	(1,190)	(672)
Adjusted research and development expenses (1)	$67,091	$69,876	$196,367	$196,402
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

Quarterly Results of Operations

The following tables set forth certain historical consolidated financial information for each of the quarters in the two-year period ended December 31, 2025. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	March 31, 2024	March 31, 2025				March 31, 2026
	Fourth Quarter 2024	First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026	Third Quarter 2026
Revenue	$419,307	$522,954	$688,590	$416,493	$473,262	$535,710	$669,187	$434,162
Cost of sales (excluding depreciation and amortization)	80,196	125,290	153,358	65,253	78,393	123,384	139,077	63,844
Gross profit	339,111	397,664	535,232	351,240	394,869	412,326	530,110	370,318
Operating expenses
Operating and administrative expenses	257,876	246,271	277,595	250,095	292,535	241,549	299,477	257,201
Depreciation	17,202	14,434	18,307	17,707	16,240	17,187	17,723	27,308
Amortization of intangibles	62,136	61,179	60,234	59,279	58,322	57,365	56,385	55,417
Impairment charge	42,500	—	—	—	—	—	—	—
Total operating expenses	379,714	321,884	356,136	327,081	367,097	316,101	373,585	339,926
Operating income (loss)	(40,603)	75,780	179,096	24,159	27,772	96,225	156,525	30,392
Interest expense (income), net	79,746	80,876	80,146	68,877	63,547	58,774	55,940	47,358
(Gain) loss on extinguishment of debt	—	—	2,719	—	—	—	16,361	8,183
Income (loss) from operations before taxes	(120,349)	(5,096)	96,231	(44,718)	(35,775)	37,451	84,224	(25,149)
Income tax provision (benefit)	25,507	4,351	(37,172)	8,210	121,092	36,949	(21,060)	(4,950)
Net income (loss)	$(145,856)	$(9,447)	$133,403	$(52,928)	$(156,867)	$502	$105,284	$(20,199)

	March 31, 2024	March 31, 2025				March 31, 2026
	Fourth Quarter 2024	First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026	Third Quarter 2026
Digital Revenue by Segment:
K-12	$96,854	$99,618	$120,922	$107,976	$102,030	$108,597	$118,636	$103,513
Higher Education	203,619	153,955	157,294	162,717	249,100	168,826	186,169	203,104
Global Professional	24,983	25,093	25,251	26,398	26,254	25,272	26,022	28,249
International	26,193	24,559	23,975	30,561	23,624	22,353	21,372	28,819
Other	—	—	—	—	—	—	—	—

Print Revenue by Segment:
K-12	$33,532	$175,209	$283,723	$42,206	$38,800	$162,334	$240,511	$24,676
Higher Education	35	5,891	29,596	19,043	5,014	13,553	26,793	22,259
Global Professional	13,769	10,194	15,163	9,133	12,102	9,887	13,786	7,990
International	20,857	33,752	31,202	14,328	19,401	29,111	28,973	15,242
Other	(535)	(5,317)	1,464	4,131	(3,063)	(4,223)	6,925	310

Total Revenue	$419,307	$522,954	$688,590	$416,493	$473,262	$535,710	$669,187	$434,162

	March 31, 2024	March 31, 2025				March 31, 2026
	Fourth Quarter 2024	First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026	Third Quarter 2026
Adjusted EBITDA by Segment:
K-12	$9,004	$91,207	$185,767	$25,941	$2,418	$96,393	$171,953	$10,462
Higher Education	90,557	73,120	78,848	80,847	118,047	77,759	89,028	107,780
Global Professional	10,213	10,162	12,948	10,172	11,823	11,266	11,504	11,024
International	5,224	12,884	11,237	6,436	5,185	7,208	7,381	4,082
Other	(4,981)	(8,779)	1,537	2,812	(5,822)	(1,210)	6,540	2,519

Liquidity and Capital Resources

	December 31, 2025	March 31, 2025
Cash and cash equivalents	$514,392	$389,830
Current portion of long-term debt	13,170	13,170
Long-term debt	2,605,642	3,164,551
Finance lease obligations	12,686	10,209

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

On September 8, 2025, the McGraw-Hill Education, Inc. and certain subsidiaries (the “Borrower”) entered into an amendment to the Cash Flow Credit Agreement, which amendment (i) (x) reduces the applicable margin by 50 basis points, such that the A&E Term Loan Facility will bear interest, at the Borrower's option, either at a rate based on (a) the base rate plus an applicable margin of 1.75% or (b) Term SOFR plus an applicable margin of 2.75%; and thereafter (y) further reduces the applicable margin if, and for so long as, the Borrower is rated by each of S&P and Moody’s with a rating from each of at least B+ (with stable or better outlook) and at least B1 (with stable or better outlook), respectively, by another 25 basis points, such that the A&E Term Loan Facility will bear interest, at the Borrower's option, either at a rate based on (a) the base rate plus an applicable margin of 1.50% or (b) Term SOFR plus an applicable margin of 2.50%; and (ii) resets the period during which a prepayment premium would be required to be paid on a prepayment made in connection with a Repricing Transaction (as defined in the Cash Flow Credit Agreement) to six months after the effective date of the amendment. There are no other material changes to the Cash Flow Credit Agreement. As of December 31, 2025, the interest rate for the A&E Term Loan Facility was 6.466% per annum.

On October 16, 2025 and December 10, 2025, the Borrower paid down $150.0 million and $50.0 million, respectively, of debt outstanding under its A&E Term Loan Facility. As a result, the Company recorded accelerated amortization of debt discount and deferred financing costs related to the A&E Term Loan Facility of $8.1 million. As of December 31, 2025, the remaining unamortized debt discount and deferred financing cost were $18.9 million and $3.6 million, respectively.

As of December 31, 2025, the amount available under the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility was $111.3 million and $38.7 million, respectively, and there were no outstanding borrowings under either facility.

As of December 31, 2025, we were in compliance with all covenants or other requirements in the Cash Flow Credit Agreement.

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

As of December 31, 2025, the amount available under the A&E ABL Revolving Credit Facilities was $300.0 million, subject to borrowing base capacity pursuant to the terms of the ABL Revolving Credit Agreement. Availability under the A&E ABL Revolving Credit Facilities excludes amounts outstanding for letters of credit in the amount of $4.0 million.

As of December 31, 2025, we were in compliance with all covenants or other requirements in the ABL Revolving Credit Agreement.

2024 Secured Notes

On August 6, 2024, we completed the issuance of $650.0 million aggregate principal amount of new 7.375% senior secured notes due 2031 (the “2024 Secured Notes”).

As of December 31, 2025, we were in compliance with all covenants or other requirements in the indentures governing the 2024 Secured Notes.

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

As of December 31, 2025, we were in compliance with all covenants or other requirements in the Indentures governing the 2022 Notes.

Cash Flows

Cash flows from operating, investing and financing activities are presented in the following table:

	Nine Months Ended December 31,
	2025	2024
Statement of Cash Flow Data
Cash flows provided by (used for):
Operating activities	$477,297	$687,469
Investing activities	(137,719)	(103,097)
Financing activities	(215,662)	(239,902)

Operating Activities

Cash flows used for operating activities for the nine months ended December 31, 2025 and 2024 was $477.3 million and $687.5 million, respectively. The variance was primarily driven by a decrease in the net change in operating assets and liabilities of $276.7 million, partially offset by an increase in net income, net of non-cash flow items of $66.5 million. The decrease in the net change in operating assets and liabilities was primarily due to (i) a decrease in deferred revenue, driven by higher K-12 sales in the prior period related to market opportunities in California, Texas and Florida, which resulted in a greater deferred revenue growth compared to the current period; (ii) a decrease in accounts payable and accrued expenses, due to higher payments for annual incentive compensation in the current period, reflecting the stronger than expected performance in fiscal year 2025; and (iii) a smaller decrease in inventory compared to the prior period, due to the smaller K-12 market opportunities in fiscal year 2026. These decreases were partially offset by an increase in accounts receivable, due to the timing of cash collections.

Investing Activities

Cash flows used for investing activities for the nine months ended December 31, 2025 and 2024 was $137.7 million and $103.1 million, respectively. The variance was primarily driven by the increase in our product development expenditures and capital expenditures of $16.2 million and $18.4 million, respectively, as we continue to invest in our content and platforms.

Financing Activities

Cash flows used for financing activities for the nine months ended December 31, 2025 and 2024 was $215.7 million and $239.9 million, respectively. The variance was primarily driven by activity associated with our initial public offering and the debt refinancing transactions completed in the prior year. During the nine months ended December 31, 2025, financing activities primarily consisted of the repayment of $595.6 million on the A&E Term Loan Facility, proceeds from the issuance of common stock of $392.9 million in connection with our initial public offering, and the payment of deferred initial public offering costs of $7.0 million. In the prior period, financing activities primarily reflected the repayment of $754.9 million and $103.3 million, on the Term Loan Facility and A&E Term Loan Facility, respectively, borrowings of $650.0 million on the 2024 Secured Notes, and payment of deferred financing costs of $24.0 million.

Capital Expenditures and Product Development Expenditures

    Part of our plan for growth and stability includes disciplined capital expenditures and product development expenditures.

An important component of our cash flow generation is our product development efficiency. We have been focused on optimizing our product development expenditures to generate content that can be leveraged across our full range of products, maximizing long-term return on investment. Product development expenditures, principally external preparation costs, are amortized from the fiscal year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs. In evaluating recoverability, we consider our current assessment of the marketplace, industry trends and the projected success of programs. Our pre-publication development expenditures were $76.7 million and $60.5 million for the nine months ended December 31, 2025 and 2024, respectively.

    Capital expenditures include purchases of property, plant and equipment and capitalized technology costs that meet certain internal and external criteria. Our capital expenditures was $61.0 million and $42.6 million for the nine months ended December 31, 2025 and 2024, respectively.

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

Interest Rate Risk

A&E Cash Flow Credit Facilities and A&E ABL Revolving Credit Facilities

We are exposed to interest rate risk on borrowings under our A&E Cash Flow Credit Facilities and A&E ABL Revolving Credit Facilities, which bear interest at variable rates with a Term SOFR floor of 0.50% and 0.00%, respectively, as of December 31, 2025. A 100 basis-point increase in Term SOFR on our A&E Cash Flow Credit Facilities debt balances outstanding as of December 31, 2025 would increase our annual interest expense by $5.6 million. No debt balance was outstanding under the A&E ABL Revolving Credit Facilities as of December 31, 2025.

From time to time, we may enter into hedging arrangements with respect to floating interest rate borrowings. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective and designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

This information is set forth under Note 16, “Commitments and Contingencies” to the unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

    There have been no material changes to our risk factors that we believe are material to our business, results of operations, financial condition and cash flows, from the risk factors previously disclosed in the section entitled “Risk Factors” included in our Prospectus.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. MINE SAFETY DISCLOSURES

    Not applicable.

Item 5. OTHER INFORMATION

During the nine months ended December 31, 2025, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

The Company intends to host its first annual meeting of stockholders on August 11, 2026 at 9:00 a.m. Eastern Time (the “2026 Annual Meeting”). The 2026 Annual Meeting will be held virtually via live webcast. The record date for determination of stockholders entitled to vote at the 2026 Annual Meeting, and any adjournment thereof, will be the close of business on June 15, 2026.

Company stockholders who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2026 Annual Meeting (the “Proxy Materials”) pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must ensure that such proposal is received by the Company’s Corporate Secretary at 8787 Orion Place, Columbus, Ohio 43240 no later than the close of business on March 6, 2026, which the Company has determined to be a reasonable time before it expects to begin to print and send the Proxy Materials. Any such proposal must also meet the requirements set forth in the rules and regulations of the Securities and Exchange Commission in order to be eligible for inclusion in the Proxy Materials.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
10.1	Transition Agreement by and among McGraw Hill, Inc., McGraw-Hill Education (U.K.) Limited and Simon Allen, dated January 5, 2026.	8-K	1/6/2026	10.1
10.2	Employment Agreement by and between McGraw Hill, Inc. and Philip Moyer, dated January 2, 2026.	8-K	1/6/2026	10.2
10.3	Form of Performance Stock Unit Grant Notice and Agreement for the McGraw Hill, Inc., 2025 Stock Incentive Plan.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2026

By:	/s/ Philip Moyer
Philip Moyer
President and Chief Executive Officer (principal executive officer)

By:	/s/ Robert Sallmann
Robert Sallmann
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ Brian VanDam
Brian VanDam
Chief Accounting Officer (principal accounting officer)