Form 10-K
period 2026-03-31
McGraw Hill, Inc.
filed 2026-06-11
CIK 1951070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(614) 430-4000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	MH	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”) held by non-affiliates was approximately $318 million as of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange (the “NYSE”) on that date of $12.55.
As of June 4, 2026, there were 191,276,168 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should” or “seeks,” or in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, however; we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results of operations, financial condition and liquidity or developments may not be indicative of results or developments in subsequent periods.
Any forward-looking statements we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth above under “Risk Factors,” and the following:
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
•our ability to adjust to developments in the economic or regulatory environment;

•the effect of technological developments in artificial intelligence, which could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs;
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
•the utilization of artificial intelligence tools, machine learning technology and large language models in connection with our business may interfere with the performance of our platforms or services or introduce or increase intellectual property, cybersecurity and other technological risks;
•our stock price may be volatile and you may not be able to sell our Common Stock at or above the price at which you executed your purchase;
•we do not anticipate paying dividends in the foreseeable future;
•our dependence upon McGraw-Hill Education, Inc. and its controlled subsidiaries for our results of operations, cash flows and distributions; and

•our status as a “controlled company” and the extent to which the interests of Platinum Equity, LLC together with its affiliated investment vehicles (collectively, “Platinum”) conflict with our or your interests.
Unless the context otherwise indicates, any reference in this Annual Report on Form 10-K to “McGraw Hill”, “the Company,” “us,” “we,” and “our,” refers to McGraw Hill, Inc., together with its consolidated subsidiaries.

PART I
Item 1. Business
Our Company
McGraw Hill is a leading global provider of education solutions for K-12, higher education and professional learning markets. We are helping shape the education industry by providing access to effective learning experiences that improve outcomes and opportunities for all.
McGraw Hill operates at the intersection of proprietary content, software and data, using artificial intelligence to deliver personalized learning experiences at global scale, driving positive outcomes throughout the entire learning lifecycle.
For more than 137 years, McGraw Hill has built one of the world’s most recognized education brands with over 100 million active student and educator curriculum licenses worldwide.
Demand for personalized content, delivered via intuitive digital solutions, is reshaping the industry as educators continue to leverage technology, including generative artificial intelligence (“AI”), to meet students where they are in their learning journey.
Over the last decade, we have invested more than $2.0 billion in developing a suite of market-leading digital learning solutions. Our scalable digital solutions rely on shared technology infrastructure, years of collaborative partnerships with leading institutions, expertise in learning science led by a team of approximately 300 software engineers. We utilize our data analytics capabilities to generate continuous feedback loops that drive product and go-to-market innovation, which allows us to simplify workflows while creating meaningful learning experiences that are tailored to the needs of each learner.
At McGraw Hill, we recognize that educational content integrity is of the utmost importance, especially as generative AI becomes more integrated into the learning process. With the proliferation of AI-generated content, the risks of dissemination of inaccurate and low-quality information to learners and educators are heightened, which is why our proprietary content is rigorously researched and designed to meet the highest quality standards. Educational institutions require vetted curriculum aligned to thousands of state, institutional and professional accreditation standards, supported by trusted brands with demonstrated efficacy. As a result, we believe our combination of proprietary content, institutional relationships, learning science expertise and large-scale learning data creates structural barriers to substitution by generic AI systems. Rather than replacing trusted education providers, we believe generative AI will increasingly rely on high‑quality proprietary content and domain‑specific data sources developed by providers like McGraw Hill.
The Company was incorporated under the laws of the State of Delaware. In July 2025, we completed an initial public offering, in which we issued and sold 24,390,000 shares of our Common Stock (the “initial public offering”). Our Common Stock is currently listed on the NYSE under the symbol “MH.” Our fiscal year is a 52-week period ending on March 31.
For the fiscal years ended March 31, 2026, 2025 and 2024, we generated revenue of $2,102.8 million, $2,101.3 million and $1,960.5 million, respectively, and a net income (loss) of $35.3 million, $(85.8) million and $(193.0) million, respectively.
For the fiscal years ended March 31, 2026, 2025 and 2024, we generated Adjusted EBITDA of $744.3 million, $726.8 million and $656.6 million, respectively.
For additional information on Adjusted EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Our Growth Strategy
We leverage our market leading position, proprietary data assets, and global distribution network to drive long term value through the following key growth strategies:
Acquire New Customers
We seek new customers onto our learning solutions with our trusted brand, global go-to-market reach and proprietary digital learning solutions. Our Evergreen delivery model has advanced the state of the industry by delivering on-demand and regularly updated digital content directly to existing learning solutions. By keeping course and support materials fresh and engaging, we eliminate the friction for educators caused by the course refresh cycle and save them time. During the fiscal year ended March 31, 2026, we derived approximately 68% of Higher Education revenue through our Evergreen delivery model.
Cross-Sell and Up-Sell to Existing Customers
Our extensive institutional footprint and product innovation support our land-and-expand strategy through up-selling and cross-selling. We believe our K-12 customers will benefit from our integrated core, supplemental and intervention solutions through improved teacher workflow efficiencies and unique, data-driven insights that support the delivery of personalized learning which also improves retention.
Data and AI Driven Product Differentiation
We leverage data-driven insights from billions of longitudinal learning interactions. For the fiscal years ended March 31, 2026 and 2025, McGraw Hill had approximately 26.7 million and 26.2 million paid digital users, respectively, and we recorded more than 25.6 billion learning interactions across McGraw Hill solutions in the fiscal year ended March 31, 2026, generating insights into student performance and academic growth over time. Learning interactions measures the volume of user-driven educational activities across McGraw Hill platforms, including answering questions, completing assignments, and engaging with learning content. This data captures activity across K-12 platforms (Open Learning, ConnectED, ALEKS), Higher Education (Smartbook, Connect), and Enterprise IDM. For the fiscal year ended March 31, 2026, coverage expanded to include A3K Literacy, Actively Learn, and additional Connect data.
Our platforms create a continuous data flywheel in which learning interactions generate new insights that improve our AI models, which in turn enhance personalization and learning outcomes, driving increased adoption and engagement. Moreover, our commitment to maintaining data security and privacy measures underpins the trust we have earned with learners, educators and education institutions.
Invest in Technology-Enabled Innovation Across the Learning Lifecycle
We invest in technology-enabled innovation leveraging our scale and breadth of distribution and offerings across the learning lifecycle, through new learning solutions that offer data-driven personalized learning experiences, interactive simulations, 3-D models, experiential learning activities and generative AI tools like our AI Reader. Trained on McGraw Hill course content, AI Reader helps students develop a deeper understanding of their course materials with in-the-moment engagement and interactive support through utilizing an AI model that generates explanations and interactive quizzes to promote a more active reading experience.
McGraw Hill is also working to build the future of the K-12 coordinated classroom. For example, our ALEKS math and science solution, available to students in K-12 and Higher Education, determines each learner’s baseline of knowledge and uses machine learning to create individual and dynamic learning pathways designed to optimize results for students. We continue to drive growth across supplemental and intervention solutions, integrated curriculum solutions, and Career and Technical Education, Advanced Placement (“AP”) and assessment solutions. In K-12, we have launched McGraw Hill Plus in math across

12 states with more states and subjects coming in the future and have applied for a patent in connection with this product. McGraw Hill Plus simplifies educators’ daily workflows, by connecting and transforming fragmented data sources into a holistic view of each student, empowering them to place every learner on a path to growth.
In Higher Education, we continue to invest in our solutions while exploring new market opportunities such as student study solutions, Career and Technical Education, dual enrollment solutions, short courses, badging, and employability and workplace preparedness content solutions. Sharpen Advantage, our new enterprise offering, complements the existing course experience by providing college students with a continuous content feed, short videos, swipe-able study tools and a personalized activity dashboard in over 140 courses. In July 2024, we launched SIMskills Badges, our micro-credentialing program to support student professional growth with skills-based short courses on our SIMnet solution.
We foresee growth in the global professional sector through the development of our global medical education solutions including clinical applications and undergraduate medical student learning solutions.
Expand Our International Presence
We deliver proprietary content and digital learning solutions in more than 100 countries and in more than 80 languages, with translations adapted to local customs and cultures, as needed. Our international sales force has local market expertise across key business regions which is core to our strategy. We remain focused on expanding our presence in international markets across both English- and non-English-speaking countries by leveraging our existing investment in digital solutions such as Connect and ALEKS. See “Risk Factors—Risks Related to Non-U.S. Operations and Sales—We face risks of doing business abroad.”
Our Proactive Inorganic Strategy
To complement our organic investments, we pursue acquisitions, strategic investments, and partnerships that support our mission, enhance our ability to serve customers, and accelerate profitable growth, while maintaining a disciplined and prudent financial profile. Our three pronged inorganic strategy, guided by our enterprise strategy, is designed to achieve the following objectives:
•Grow and deepen customer relationships. We pursue transactions that complement our existing portfolio and enhance our ability to deliver differentiated learning experiences to both existing and new customers.
•Build for the future. We selectively acquire businesses that expand our total addressable market and support the evolution of our business in alignment with our strategic priorities.
•Lead and learn. We evaluate potential targets that add critical capabilities, including technology, data, and talent, to accelerate innovation and improve speed to market.
We have experience acquiring, integrating businesses, and realizing the value underwritten in our investment theses. The strength of our global brand and the scale of our business enhance the potential for revenue synergies through cross‑selling across our portfolio, complemented by cost synergies driven by our efficient operating model, expertise, and scaled product development capabilities.

The Education End-Markets We Serve
We serve the needs of three primary customer end markets in education: K-12, higher education and professional medical and engineering markets. While the United States is our largest market, we serve customers in international markets through an expansive global distribution network. We have four reportable segments:
K-12
We are a top two provider in the K-12 market in the United States, serving approximately 91% of public K-12 districts. We go to market with blended digital and print learning solutions as a holistic provider of end-to-end core, supplemental and intervention curricula to support the needs of U.S. K-12 schools. Core Solutions are digital and print solutions that serve mainstream educators with research-based, comprehensive learning solutions. Supplemental Solutions are additional learning resources that complement, enrich and extend core program solutions. Intervention Solutions are solutions that leverage our expertise in data science and learning science to help identify and support students at risk for academic faltering, to remediate learning gaps or to support special learning or behavioral needs. AP and Electives are additional learning solutions to support college readiness, career and technical education and elective courses. We sell our learning solutions directly to school districts across the United States through multi-year contracts, providing strong visibility and predictability of forward revenue. The timing of purchase and the contract length varies by state, resulting in variation in the total K-12 sales opportunity in any given year, with states with large K-12 populations like California, Florida and Texas having an outsized impact on the sales opportunity in the years that they procure content. These processes require compliance with regulatory standards, learning objectives and accreditation requirements, creating what we believe are meaningful barriers to entry for new AI-only providers.
McGraw Hill’s flagship digital solution, ConnectEd, has supported over 34.2 million lifetime learners, with the next generation solution referred to as Open Learning. ALEKS also provides a data-driven approach to empower educators to place every learner on a unique path to growth and has supported over 71.3 million lifetime user courses across K-12 and Higher Education. For each of the fiscal years ended March 31, 2026 and 2025, K-12 comprised approximately 42% and 46%, respectively, of total revenue.
Higher Education
We are a top two provider of digital and print learning solutions in the U.S. higher education market based on market share, serving approximately 81% of U.S. higher education institutions. The proliferation of digital technology has reshaped our Higher Education segment. To support the evolving needs of educators and learners, we provide comprehensive digital course experiences for nearly every subject through our flagship Connect solution with over 37.7 million lifetime learners. Our Evergreen content delivery model provides continuous content updates to keep materials engaging and aligned with the latest standards, which we believe outpaces the industry standard and advances beyond the traditional approach of episodic revision cycles. For the fiscal years ended March 31, 2026 and 2025, Higher Education comprised approximately 42% and 37%, respectively, of total revenue.
Global Professional
We are a global content provider of trusted, high-stakes medical and engineering learning solutions and support learners and educational institutions with technologies developed to maximize learning outcomes. Through our subscription-based learning solutions such as Access we provide students, institutions and professionals with comprehensive medical and engineering learning solutions. Our AccessMedicine solution is available across approximately 94% of U.S. medical schools.
We have expanded our undergraduate medical education footprint, integrating on-demand video libraries and AI driven clinical application to serve full career lifecycle of medical professionals.

For the fiscal years ended March 31, 2026 and 2025, Global Professional comprised approximately 7% and 7%, respectively, of total revenue.
International
We are a provider of comprehensive digital and print solutions in more than 100 countries and 80 languages outside the United States. Through our expansive global distribution network, we serve the needs of learners and educators throughout the world with our K-12 and higher education solutions that primarily originate or are adapted from our U.S.-based solutions. For the fiscal years ended March 31, 2026 and 2025, International comprised approximately 9% and 10%, respectively, of total revenue.
Our Solutions
Our solutions serve the diverse needs of students, educators and institutions across the entire learning lifecycle, from K-12 to higher education and through professional learning.
Our products are developed to meet the needs of students, educators and institutions, with alignment to specific educational standards. Product development decisions are based on existing or expected market demand. The average product development timeline is one to three years, with new titles requiring a longer development period on average. Product revisions are made every three to five years on average, and generally include content updates, videos, test banks, product features and functionality.
K-12 Solutions
We are a leader in Core curriculum solutions, where scope and sequence, pedagogy and deep alignment to standards remain the focus. We also provide the ability to couple instruction with assessment, providing a robust platform for school district performance evaluation and data-driven instruction. This includes strong curriculum resources plus formative and adaptive assessment engines. We provide our Core curriculum solutions through our ConnectEd learning solution. ConnectEd supports teachers with planning and customizing lessons that are accessible to students anywhere at any time. ConnectEd provides access to many of our K-12 offerings and has supported over 34.2 million lifetime learners. For Core curriculum and intervention solutions, this provides a comprehensive teaching and learning solution with curriculum, assessment and personalized instruction for students and professional learning for educators. It allows K-12 educators to create and modify learning plans using licensed content. Our K-12 ConnectEd solution is tailored to both the instructional model and content and provides analytics that enable educators to identify learning deficiencies early. We are investing in next generation solutions, which we refer to as the Open Learning Platform.
Our key K-12 solutions include:
•ALEKS: ALEKS is a supplemental AI learning solution for math and chemistry that tracks learning progress and scaffolds learner knowledge with the goal of driving improved outcomes. ALEKS uses AI in a manner designed to rapidly and precisely determine each learner’s knowledge state, with the goal of pinpointing what a learner knows. ALEKS then instructs learners on the topics they are most ready to learn, constantly updating each learner’s knowledge state and adapting to the learner’s individualized learning needs. We launched ALEKS Adventure in 2024 for K-5 math.
•McGraw Hill Plus: McGraw Hill Plus is a patent-pending technology that translates learning insights into effective personalized learning at scale. McGraw Hill Plus simplifies educators’ daily workflow by harmonizing data sources from multiple digital solutions into a holistic view of each learner, empowering teachers to place every learner on a unique path to growth. Its “Standards and Skills Graph” feature tracks and visualizes learner progress reflecting performance against state standards and corresponding skills, enabling teachers to optimize their instruction and intervention strategies. A recommendation engine surfaces “Curated Content Collections” for both individual learners and groups, enabling educators to assign work with just a few clicks, all on one platform. McGraw Hill Plus is currently in market across several states today with a patent pending. We will continue to scale such solutions across other subjects and states.
•Other: Achieve3000 Literacy, Actively Learn, Impact Social Studies, Inspire Science, Reading Mastery, Reveal Math and Wonders.
Higher Education Solutions
Our Higher Education solutions include adaptive digital learning solutions and content and instructional materials. Our seamless, fully digital ecosystem provides adaptive digital learning tools, online assessment software, course management software, cloud-based classroom activity capture and replay, online access to eBooks and social network and community tools. We launched McGraw Hill’s Evergreen delivery model, which provides continuous content updates. Although we cover all major academic disciplines, our content portfolio is organized into three key disciplines: (i) Business, Economics and Computing; (ii) Science, Engineering and Math; and (iii) Humanities, Social Science and Languages. We have longstanding and exclusive relationships with many authors and nearly all of our solutions are covered by copyright. We deliver our materials through the Inclusive Access model, an affordability program that provides course materials on the first day of class at the lowest price point available.
Our key Higher Education solutions include:
•Connect: Connect is a digital learning solution that provides custom course creation capabilities and valuable insights on student performance. Connect applies learning science and award-winning adaptive tools to improve learner results and course delivery efficiency. With Connect, educators can integrate digital content into their course and create a customized learning environment, accessible by learners via desktop and mobile device. Students can learn interactively through homework and practice questions, embedded video, simulations, virtual laboratories, audio programs and online games. Connect contains course and assignment management tools, automated assessment, adaptive learning systems and grading and reporting tools. Connect has supported over 37.7 million lifetime learners. The solution is offered for most core freshman and sophomore level courses in the United States.
•ALEKS: Rooted in over 25 years of research and analytics, ALEKS is a personalized learning platform that strives to improve learner outcomes by fostering better preparation, increased motivation and knowledge retention. ALEKS uses AI in a manner designed to rapidly and precisely determine each learner’s knowledge state, with the goal of pinpointing what a learner knows. ALEKS then instructs the learner on the topics he or she is most ready to learn, constantly updating each learner’s knowledge state and adapting to the learner’s individualized learning needs across Math and Science.
•Sharpen: Sharpen is an AI-powered mobile study app that delivers personalized learning through a continuous content feed, videos, swipeable study tools, and a personalized activity dashboard, blending a social media-inspired design with trusted content built to align with popular college courses. Sharpen Advantage, the premium enterprise version, extends these capabilities with advanced analytics, broader content access, and enhanced instructor tools.
•SIMnet: SIMnet is a skills-based learning and assessment platform that builds real-world proficiency in Microsoft Office and other workplace applications through hands-on simulated practice environments designed to prepare learners for the demands of today's workforce.
•Print: Print includes print textbooks, including a library of titles covering the full spectrum of subjects, written by some of the top authors and experts in their respective fields.
•Other: Anatomy & Physiology Revealed (APR), GO and Virtual Labs.

Global Professional Solutions
We are a global content provider of trusted, high-stakes medical and engineering learning solutions that supports learners and educational institutions.
Our Global Professional portfolio includes digital solutions and print materials easily accessible through a broad range of mediums for learners and customers. Our roster of authors and prestigious brands represents some of the best-selling professional publications, such as Harrison’s Principles of Internal Medicine, Perry’s Chemical Engineers’ Handbook and DiPiro’s Pharmacotherapy, all recognized globally in both academic and professional markets.
Our Global Professional digital subscription products are sold to approximately 94% of U.S. medical schools. Our digital subscription services provide searchable and customizable digital content integrated with highly functional workflow tools.
Our key Global Professional solutions include:
•Access: The flagship Access solution is used worldwide and provides trusted reference content. For example, our family of AccessMedicine solutions is an innovative digital subscription solution with interactive learning experiences that provides learners, residents, clinicians, researchers and other healthcare professionals with access to our continually updated and new content, thousands of images and illustrations, medical cases for learning and teaching and a comprehensive search platform, as well as the ability to view from, and download content to, a mobile device. This suite of solutions includes our flagship AccessMedicine solution and specially curated content solutions for specialties like surgery, pediatrics, physical therapy, and more.
•eContent (eBooks) and Print: eBooks supplement print and are sold on major eBook retail websites and through Global Professional’s own websites. Our eBooks are compatible with a broad range of devices, including Kindles and Nook eReaders, android and IOS mobile phones, iPads and other tablets and desktops. Our roster represent some of the best-selling professional publications, such as Harrison’s Principles of Internal Medicine, Perry’s Chemical Engineers’ Handbook and DiPiro’s Pharmacotherapy, all recognized and well-regarded globally in both academic and professional career markets.
•Boards and Beyond: Boards and Beyond provides medical students with on-demand video libraries and question banks designed to help them efficiently learn the fundamentals of medical basic sciences and clinical medicine.
•First Aid Forward: Was launched in late 2023 to the U.S. medical education market as both a direct-to-student product and as an institutional solution born from the most trusted United States Medical Licensing Examination test-prep book title in use, First Aid for the United States Medical Licensing Examination.
•Clinical Reasoning: Launched in 2026, our newest digital platform Clinical Reasoning is structured with evidence-based proven frameworks for learning and teaching diagnostic reasoning and skills. Clinical Reasoning includes AI-powered interactive patient encounters, with formative feedback, so students can build critical diagnostic judgement through deliberate practice rather than rote memorization.

Government Regulation
We are subject to a number of laws, regulations and standards in the United States and in foreign jurisdictions where we conduct business that affect companies conducting business on the Internet and in the education industry. For example:
•At the U.S. federal level, the Elementary and Secondary Education Act (“ESEA”), reauthorized in 2015 by the Every Student Succeeds Act, governs how states approach assessment and accountability, support and improve low-performing K-12 schools and consider evidence of effectiveness in adopting strategies and selecting educational products and services paid for with federal funds. Changes in ESEA and/or state legislation and administrative policy decisions on matters such as assessment and accountability, curriculum and intervention could affect demand for our products. Title I, the largest program within ESEA, and other ESEA programs provide targeted funding for specific activities, such as early childhood education, school improvement, dropout prevention and before- and after-school programs. The Individuals with Disabilities Education Act governs how states and public agencies provide early intervention, special education and related services to children with disabilities. Generally, school districts are permitted to spend ESEA funds on instructional materials, including core and supplemental materials, computer software, digital media, digital courseware and online services.
•Academic content standards, which are grade-level expectations for student learning, are established at the state level. States generally review and revise standards in each of the various subject areas every six to eight years, and the revision or adoption of new standards typically gives rise to the need for new instructional materials and services aligned to the new or revised standards. The promulgation of these model standards has led to greater consistency among states’ content standards but has not eliminated differences and the need for customized state-specific instructional materials.
•The current U.S. political environment has increased the attention of certain departments of education and other state government bodies on the content of instructional materials, especially in K-12. This has, in turn, subjected those materials to additional reviews at the state level, separate and apart from adherence to curriculum standards, to address sensitivities about particular subjects. These reviews may, in certain cases, increase the scrutiny to which our materials are subject and require us to modify our content to address any expressed concerns.
•To the extent that our products and websites seek to collect information from children under the age of 13, we may be subject to the Children’s Online Privacy Protection Act, known as COPPA, which requires companies to obtain parental consent before collecting personal information from children under the age of 13 and sets forth, among other things, a number of restrictions related to what information may be collected with respect to children under the age of 13.
•Many of our customers participate in Title IV programs and, as a service provider to institutions that participate in Title IV programs, we are required to comply with certain regulations promulgated by the U.S. Department of Education. These include, for example, regulations governing student privacy promulgated under the Family Educational Rights and Privacy Act, known as FERPA, which protects the privacy of student records, gives students (and, for minor students, their parents) certain rights such as data correction with respect to their student records and restricts the circumstances under which we can disclose a student’s records without the student’s consent. Various states have also passed student data privacy laws in connection with the personal information of students.
•In connection with our self-insured health plan, we are subject to compliance with laws and regulations regarding protected health information and other healthcare information, including, in the United States, the Health Insurance Portability and Accountability Act, as amended, known as HIPAA.

•Various foreign and U.S. laws and regulations related to data privacy and data security, including the E.U. General Data Protection Regulation, known as GDPR, the GDPR as assimilated in U.K. law, and corresponding E.U. member state data protection laws applicable to us, as well as a number of U.S. state comprehensive data privacy laws, including the California Consumer Privacy Act, as amended. Other states have adopted or are considering similar legislation that have imposed, or may impose, new requirements or obligations on our business and how we collect and use personal information.
•As a company that collects, stores or transmits certain payment card information from customers, we are also subject to the Payment Card Industry Data Security Standard, known as PCI DSS, a standard promulgated by the Payment Card Industry Security Standards Council that aims to maintain a secure environment with respect to the storage of payment card information.
Our business activities are also subject to other federal, state and international laws and regulations, which include, but are not limited to, antitrust laws and consumer marketing and unfair trade practices laws and regulations, including those promulgated and enforced by the U.S. Federal Trade Commission, as well as anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations.
While we monitor changes in the laws and regulations to which we are subject, the legal environment associated with our products, particularly those delivered via the Internet, continues to evolve. The manner in which existing laws and regulations are applied in this environment, and how they will relate to our business in particular, both within and outside the United States, is not always clear. For example, we sometimes cannot be certain which laws will be deemed applicable to us given the global nature of our business, including with respect to such topics as AI intellectual property rights, data privacy and security, content regulation, credit card fraud, taxation, advertising and pricing. Moreover, many educational institutions are regulated at the state and federal level by legislatures, administrative agencies and other policymaking bodies that can impact their ability to procure and deploy our products.
Our Legal department oversees and monitors our compliance with laws and regulations generally. It also manages, implements and oversees related internal policies and conduct trainings that are designed to keep our practices in line with changing legal and regulatory expectations and conducting the business in a legal, compliant and ethical manner.
We believe that we are in material compliance with applicable laws and regulations, and we are not aware of any laws or regulations that are likely to materially impact our net sales, cash flow or competitive positions or result in any material expenditures. However, many of the laws and regulations to which we are subject continue to develop and could be interpreted, applied or amended in ways that are unfavorable to our business. For more information on the risks associated with complying with applicable laws, see “Risk Factors—Operational, Legal and Compliance Risks—Failure to comply with privacy, accessibility and other laws could have a material adverse impact on our reputation and financial performance.”
Raw Materials, Printing, Binding and Distribution
Although our solutions continue to transition to primarily digital products (approximately 68% of revenue for the fiscal year ended March 31, 2026), a substantial portion of our revenue is derived from, and a substantial portion of our products are still, print products, including in the K-12 market and for primary grades where students and educators heavily rely on our print solutions. As a result, paper continues to be an important raw material to our business. To date, we have not experienced, and we do not anticipate experiencing, difficulty in obtaining adequate supplies of paper for operations. We have contracts to purchase paper and printing services that have target volume commitments. However, there are no contractual terms that require us to purchase a specified amount of goods and if significant volume shortfalls were to occur during a contract period, then revised terms may be renegotiated with the supplier.

See “Risk Factors—Risks Related to Distribution, Sourcing and Talent—An insufficient supply of, or increases in the costs of, paper could adversely affect our financial results.”
We sell our Higher Education products through a small number of third-party distributors and retailers who we also utilize for digital fulfillment, and consolidation of these distributors and retailers would result in fewer, larger entities with increased bargaining power and the ability to demand terms that are less favorable to us. This concentration could potentially place us at a disadvantage with respect to negotiations regarding pricing and other terms, which could adversely affect our profitability and financial results.
In addition to our own sales force and websites, we utilize these and other third-party distributors, representatives and retailers for the sale and fulfillment of our digital and physical products. The third parties on which we rely for functions such as printing and physical product distribution play an increasingly less significant role in our operations as we continue the transition from printing and physical product distribution to digital delivery, but today, they remain necessary to our operations. We are not able to control the performance of the third parties on which we rely for these functions. The loss of one of these third-party partners or the failure by one of them to perform its functions in the expected manner could adversely affect our ability to deliver our products to consumers or otherwise cause disruptions in our business.
For more information, see “Risk Factors—Risks Related to Distribution, Sourcing and Talent—We utilize the services of third-party suppliers, distributors, representatives and retailers for a substantial portion of our sales.” and “Risk Factors—Risks Related to Distribution, Sourcing and Talent—We outsource the performance of many critical operational functions to third parties.”
Seasonality and Comparability
Our revenue, operating profit and operating cash flows are affected by the inherent seasonality of the academic calendar. In the fiscal year ended March 31, 2026, we realized approximately 25%, 32%, 21% and 22% of our revenue during the first, second, third and fourth fiscal quarters, respectively. This seasonality affects operating cash flow from quarter to quarter and there are certain months when we operate at a net cash deficit. Changes in our customers’ ordering patterns may affect the comparison of our current results in prior years where our customers may shift the timing of material orders for any number of reasons, including, but not limited to, changes in academic semester start dates or changes to inventory management practices. During recent years, as our Higher Education business has transitioned to digital sales, sales that are typically made during the third fiscal quarter have partially migrated to the fourth fiscal quarter.
Competition
We are one of the largest providers of education solutions focused on education in the world by revenue, with approximately 1,500 sales professionals worldwide as of March 31, 2026. We primarily compete on the quality of our content, the effectiveness of our digital solutions, product implementation support, our brand and reputation, our authors’ reputation, our customers’ history using our products and, to a lesser extent, price. Our product portfolio and customer base span the entire learning lifecycle, and as a result, we compete with a variety of companies. However, we believe that we are well-equipped to offer learning solutions across the entire learning lifecycle, from K-12 to higher education and through professional learning.
The market for our solutions is fairly concentrated, with a relatively small number of large competitors, but we believe that none of such competitors compete with us across the full learning lifecycle. Generally speaking, our competitors include AMBOSS, Amplify, Cengage, Curriculum Associates, Elsevier, Houghton Mifflin Harcourt, Macmillan Learning, Pearson, RELX, Savvas, Wolters Kluwer and certain others.

We also compete with providers of open educational resources, which may offer similar digital products at lower costs. We believe that we are well-positioned to compete in all of the markets in which we operate.
For additional information, see “Risk Factors—Risks Related to Our Customer Markets—We face competition from both large, established industry participants and new market entrants, the risks of which are enhanced due to rapid changes in our industry and market.” Risk Factors—Risks Related to Our Customer Markets—Increased availability of and support for free or relatively inexpensive products may reduce demand for or negatively impact the pricing of our products.”; and “Risk Factors—Risks Related to Distribution, Sourcing and Talent—Consolidation and concentration in our distribution and retail channels for our Higher Education products could adversely affect our profitability and financial results.”
The quality of our content and the effectiveness of our digital solutions are fundamental aspects of our business, and third parties such as authors, subject matter experts and software engineers help to enable us to maintain competitiveness and to continuously improve in these areas. In addition to developing our own content and utilizing our own resources, we contract with hundreds of authors and subject matter experts to provide content included in some of our products. Competition for successful authors and other experienced, highly effective individuals in the industries in which we operate is strong, and if we are unable to continue to attract and retain these individuals, it could adversely affect our business. For more information, see “Risk Factors—Risks Related to Distribution, Sourcing and Talent—We may not be able to retain or attract the key authors and talented personnel that we need to remain competitive and grow.”
Human Capital Resources
We believe our employees are our most important asset. We focus on attracting and retaining a high performing and invested workforce, and we believe our culture of innovation and commitment to life-long learning is a meaningful competitive advantage.
As of March 31, 2026, McGraw Hill had approximately 4,400 permanent employees in 35 countries. Our team also engages contractors and consultants for auxiliary services and support.

Employees (by region):
Americas	83%
APAC	10%
EMEA	7%
While the vast majority of our employees are not unionized, as of March 31, 2026, we have approximately 250 employees (6% of our global workforce) in Italy, Mexico and Spain that are covered by collective bargaining agreements. We are not currently involved in any labor negotiations or disputes.
Total Rewards
As a leading global provider of education solutions for education the Company is committed to fostering growth and success for our employees and our business.
We design our rewards programs to provide competitive core compensation. To strengthen alignment between strategic business goals and employee performance, we provide targeted incentives that financially recognize strong company and individual performance. We regularly review our compensation programs, policies, and practices to ensure they remain competitive, support business goals, and recognize strong performance.

Health, Safety and Wellness
We prioritize the physical, mental, and financial well-being of our employees and their families. Our benefits strategy is designed to support employees across all stages of life, with a focus on accessibility, choice, and alignment to local market practices in the geographies where our workforce is located.
Our wellbeing programs include healthcare coverage (both physical and behavioral health support), retirement and financial wellbeing resources, and support for employees through key life events, such as family formation and caregiving responsibilities. We provide flexible paid time-off and work arrangements to help employees balance personal and professional responsibilities. We regularly review our benefits programs to ensure they remain competitive, support employees’ needs, and align with local market practices globally.
Training, Development and People Engagement
Consistent with our education mission, we prioritize our employees’ growth and development as key elements of our human capital strategy. We are committed to providing the tools, resources and support our employees need to learn, transform and grow throughout their careers.
We offer access to online courses through our digital learning platform, enabling employees to build technical, professional, and leadership skills. We also develop and provide in-house trainings on topics relevant to our business such as AI Literacy. In addition, we provide a structured set of leadership development programs designed to support leaders at all stages of their careers. These programs include Ignite (new leaders), Elevate (mid level leaders), and Propel (executive leadership development program). We also offer development experiences such as “manager pods,” which encourage peer connection, collaboration and shared learning among managers across the Company.
We provide training and resources to support meaningful career development and ongoing engagement, and employees are encouraged to work with their managers to create development plans that emphasize strengths, provide appropriate challenges and support continuous growth. Through these efforts, we seek to foster a culture of learning, accountability and engagement that supports both individual development and long‑term organizational success.
We conduct twice yearly performance check ins ensuring that managers and employees are communicating about goals, results and support. Each year, we conduct a talent review and succession planning process to identify and develop key leaders, building a strong pipeline of successors for our critical leadership roles both today and in the future.
At McGraw Hill, we foster a culture of belonging that respects and reflects the communities, learners and educators we serve. We actively seek feedback from our workforce through an annual employee engagement survey to understand how we can continue to improve employee experience and enhance our culture. McGraw Hill also offers employees the opportunity to participate in a variety of Employee Resource Groups that build a sense of community through networking opportunities, training, and events.
Environmental Compliance
Our operations are subject to various federal, state, local and foreign environmental laws and regulations. Given our footprint as primarily a digital and print educational content provider, we believe our direct environmental impact is limited. Our principal raw material is paper, and substantially all of the paper we purchase directly in the United States is sustainably sourced.
To help reduce energy consumption, we have reduced our global real estate footprint by over 50% in total square footage since 2013, own or lease space in many energy efficient facilities, including Leadership in Energy and Environmental Design-certified or Energy Star-certified buildings.

We are proud of the actions we’ve taken to minimize our environmental impact at McGraw Hill, and are committed to evaluating our carbon footprint holistically across all of the education solutions we provide. We have been investing in energy-efficient design and engineering solutions that help reduce energy consumption, and look forward to continuing this commitment.
We do not believe that compliance with applicable environmental laws and regulations has had, or is reasonably expected to have, a material effect on our capital expenditures, earnings or competitive position.
Intellectual Property
Our products contain intellectual property delivered through a variety of media, including digital and print. We rely on a combination of copyrights, trademarks, patents, trade secrets, non-disclosure and invention assignment agreements and other agreements in efforts to protect our intellectual property and proprietary rights. We also obtain significant content, materials and technology through license arrangements with third-party licensors.
We have registered certain patents that have been issued to us and registered certain trademarks and copyrights in connection with our businesses. We also register domain names, when appropriate, for use in connection with our websites.
We rely on authors for the majority of the content for our titles. In most cases, copyright ownership in such works has either vested in us as a “work made for hire”, been assigned to us by the original author(s) or the original author has retained the copyright and granted us an exclusive license to utilize the applicable work.
Piracy of intellectual property can negatively affect the value of, and demand for, our products. We attempt to mitigate the risk of piracy through the implementation of restrictive use mechanisms and the use of online monitoring combined with legal and regulatory actions and initiatives and other limitations inherent to our products.
Some of our products contain inherent usage controls and other built-in safeguards that reduce the risk and ease of piracy, including: requirements that users login to their accounts with unique user names and passwords; the fact that sharing account access for many of our products would result in an abnormal user experience and inaccurate grading; use by our eBook providers of time-based lockouts that allow our eBooks to be automatically disabled based on subscription length; and the inherent limitations in the usefulness and ease of copying the text of many of our products, due to the adaptive and interactive nature of our key content, together with certain limitations on copying and pasting.
We also use a variety of legal actions, regulatory initiatives and online monitoring efforts to further mitigate piracy concerns, including:
•online monitoring of piracy-related activities;
•initiation of litigation against certain infringers, both individually and jointly with other domestic and foreign publishers;
•requesting that third parties take down infringing content;
•lobbying efforts;
•monitoring of our digital applications for abnormal load/usage; and
•anti-piracy educational programs.

Since 2007, we have engaged an outside firm that uses web-based technology to search for active titles that are illegally posted or distributed on the internet. We also perform other regular searches for illegal use or distribution of our content, investigate notices of illegal postings of our intellectual property and send take down notices to internet service providers and web sites where infringing material is identified. Over the past years, we have joined with other educational publishers to engage outside counsel to investigate and file numerous copyright and trademark suits in U.S. federal court against various online sellers and distributors of infringing copies of our copyrighted materials. We have partnered with various trade associations, such as the Association of American Publishers and the Software Information Industry Association, to pursue joint actions in support of the application of copyright and other intellectual property laws that protect the value of our content, and to lobby legislators and other government officials in the United States and abroad to establish and maintain laws and regulations that might assist content owners in combating piracy and protecting their intellectual property. We place a “Report Piracy” button on various of our internal and external sites to enable the protection of their intellectual property.
Our Trademarks and Service Marks
We register with applicable governmental and trademark authorities a number of trademarks, service marks, logos and trade names in efforts to protect the brands that we use in connection with the operation of our businesses and the offering of our products and services. In addition, we have trademark and service mark rights to certain of our names, logos and website names and addresses, while we are licensees for certain of the other names, service marks and logos that we use. The trademarks and service marks that we own or have the right to use include, among others, “McGraw Hill”, “ALEKS”, “Connect”, “Sharpen”, “Access”, “Achieve3000” and “Harrison’s”.
Available Information
Our website is www.mheducation.com. We make available, free of charge, on or through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, and other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the SEC. We also make available, free of charge, on our investor relations website at www.investors.mheducation.com, our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Business Ethics, Corporate Governance Guidelines and Board Communications with Stockholders Policy.
The SEC maintains an Internet site at www.sec.gov that contains our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and our proxy and information statements. Unless expressly noted, the information on our website, including our investor relations website, or any other website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing we make with the SEC.

Item 1A. Risk Factors
A wide range of factors could materially adversely affect our business, operating results, financial condition and/or the value of our Common Stock and outstanding debt securities. These factors include, but are not limited to, the following risks and uncertainties. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
Risk Factors Summary
Below is a summary of the material risks that make an investment in our Common Stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in this Item 1A of this Annual Report on Form 10-K and should be carefully considered, together with other information in this Form 10-K and our other filings with the U.S. Securities and Exchange Commission (“SEC”), before making an investment decision regarding our Common Stock. These risks include, but are not limited to, the following:
•we operate in a highly competitive market, and we may not be able to compete successfully against current and future competitors and/or against low cost or no-cost competitive products, including those that may be produced by other parties through the use of large language models and other artificial intelligence systems;
•our ability to win new markets, adapt to changing state academic standards and anticipate and meet changes in timing and scope of federal, state and local education funding and enrollment;
•the effect of various political and economic issues, including the military conflict in the Middle East, and our ability to comply with laws and regulations we are subject to, both in the United States and internationally;
•our ability to adjust to developments in the economic or regulatory environment;
•general economic conditions, including industry and market conditions, inflationary pressures, interest rate fluctuations, foreign exchange rate fluctuations and volatility;
•the order patterns and payment schedules of customers and high degree of seasonality related to our business;
•reductions in enrollment at colleges and universities;
•our compliance with privacy, accessibility and other laws and adequate protection of personal data;
•our ability to adjust to rapidly changing expectations and standards on various environmental, social and governance matters and initiatives;
•our reliance on third parties to help complete business functions, including distribution, critical operational functions and supply of products;
•our ability to retain and recruit qualified authors, employees and key personnel;
•our ability to defend challenges to our intellectual property rights in our products;
•defects in, and an increase in, unauthorized copying and distribution of, our products;

•changes in policy and funding shifts, including the reorganization or potential dismantlement of the U.S. Department of Education, and the impact on our cost of development and implementation strategies;
•our ability to make accurate assumptions or estimations in preparing our financial statements and our ability to correctly implement any required changes based on such assumptions or estimations;
•our financial leverage, which could adversely affect our ability to raise additional capital to fund our operations and other risks related to indebtedness, which included $2,632.3 million face value of outstanding debt as of March 31, 2026;
•Platinum’s significant influence over us and our status as a “controlled company” under the rules of the NYSE;
•our stock price may be volatile, and you may not be able to sell our Common Stock at or above the price at which you executed your purchase; and
•we do not anticipate paying dividends in the foreseeable future.
Risks Related to Our Customer Markets
We face competition from both large, established industry participants and new market entrants, the risks of which are enhanced due to rapid changes in our industry and market.
Our competitors in the market for education products include a few large, established industry participants. Some established competitors have greater resources and less debt than us and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Our competitors’ abilities to provide products that are more advanced, less expensive, more secure or provide other benefits that our products do not provide could adversely impact our ability to compete.
The market shift toward digital education solutions has induced both established technology companies and new start-up companies to enter certain segments of our market. The risks of competition are intensified due to the rapid changes in the products our competitors are offering, the products our customers are seeking and our sales and distribution channels, which create increased opportunities for significant shifts in market share. Competition may require us to reduce the price of some of our products or make additional capital investments and may result in reductions in our market share and sales.
Increased availability of and support for free or relatively inexpensive products may reduce demand for or negatively impact the pricing of our products.
Free or relatively inexpensive educational products are becoming increasingly available, particularly in digital formats and through the internet. For example, some governmental and regulatory agencies have recently increased the amount of information they make publicly available at nominal cost or for free. In recent years, there have also been initiatives by not-for-profit organizations to develop educational content that can be “open sourced” and made available to educational institutions for free or nominal cost. In addition, there have been initiatives by the U.S. federal government and certain state governments to enact legislation or regulations that mandate or favor the use by educational institutions of open sourced content and provide funding for the same. The increased availability of free or relatively inexpensive educational products may reduce demand for our products or require us to reduce pricing, thereby impacting our sales revenue.

Generative AI systems may make it easier for competitive instructional materials to be created which could negatively affect demand for or the pricing of our products.
Generative AI systems, such as ChatGPT, appear to be proficient at generating quality text and may be used to create textbooks and other learning materials. The ability of providers of generative AI systems to utilize or feed copyrighted content or proprietary data of others to train such AI systems without permission from the copyright owner is currently unsettled under the law both within and outside the United States. There are numerous lawsuits in the United States in progress addressing issues under U.S. copyright law, focusing on the question of whether the copying or reproduction of proprietary content without the consent of the copyright owner to train generative AI models constitutes fair use. There is also increased pressure from leaders of technology and AI organizations and companies to decrease copyright protections in general. Moreover, it is unclear how the current U.S. administration may interpret or apply future policies that would permit the use of unlicensed content to train generative AI models. Access to our copyrighted content, including through third party, so-called “pirate sites”, may also contribute to such generative AI training efforts. It is therefore possible that our copyrighted content or proprietary data may be ingested or scraped by, and used to train such AI systems without our knowledge or consent. In addition, although currently any text or learning materials generated by such AI systems may require review and editing by a human subject matter expert, such AI systems could facilitate the creation of high-quality educational content. It is also possible that one of our competitors, or other providers of data sources relevant to our products, could make a deal to train generative AI models on their data which could allow the generative AI model to create textbooks and other learning materials competitive with ours. The foregoing, in turn, could lead to an increase in the number of competitive products, tools or content, including an increase in open-source or other products, tools or content that are free or relatively inexpensive, which could significantly reduce demand for our products or require us to reduce pricing, thereby materially and adversely impacting our financial results and operations. See “—Increased availability of and support for free or relatively inexpensive products may reduce demand for or negatively impact the pricing of our products.”
If we fail to adapt and respond effectively to changing technology, evolving industry standards and changing customers’ needs or requirements, our platforms may become less competitive.
Our success depends on our ability to adapt and enhance our platforms. To attract new customers and potentially increase revenue from existing customers, we will need to continuously enhance and improve our offerings to meet customers’ and end users’ needs at prices that our customers are willing to pay. Such efforts will require adding new or improved functionality and employing newly developed technologies, which may affect our research and development costs. If we and our software developer partners are unable to address customers’ and end users’ needs or enhance and improve our platforms in a timely manner, we may not be able to maintain or increase market acceptance of our platforms. If we fail to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver learning tools at lower prices, more efficiently, more conveniently or more securely than ours, and if we fail to adopt such technologies in a timely manner, our ability to compete would be adversely affected.
Increased customer expectations for lower prices or free/discounted bundled products could reduce sales revenue.
As the market has shifted to digital products, customer expectations for lower-priced products have increased due to customer awareness of reductions in marginal production costs and the availability of free or low-cost digital content and products. As a result, there has been pressure, on occasion, to sell digital versions of products at prices below their print versions and pressure to include products and materials that are given away as part of bundled offerings. Increased availability of lower-priced or free/discounted bundled products increases competitive pressure and could reduce our sales revenue.

Our failure to win new adoptions in certain U.S. states could adversely affect our revenue and operating results.
As one of the two largest providers in the K-12 market in the United States, a significant portion of our revenue is impacted year to year by the varying purchasing cycles across states. Over the next few years, changing opportunities are expected in one or more of the primary subjects of reading, math, social studies and science and our sales may be impacted accordingly in certain states with particularly large K-12 populations such as Florida, California and Texas, each of whom has state-made predetermined procurement patterns. In each state’s decision, we face significant competition and our materials are subject to approvals by state boards of education or other authorities based on an evaluation of alignment to state academic standards and other criteria. Our failure or any unexpected delay to be approved or to do well among the school districts in such state market could materially and adversely affect our revenue.
Changes in state academic standards could affect our market and require investment in new or different products.
States may adopt new academic standards or revise existing academic standards, which may require us to significantly invest in the development of new products and/or make extensive modifications to our existing products that are offered for sale in those states. The timing of new or revised academic standards being adopted may not provide us with sufficient lead time to develop new products or modify our existing products or we may have to invest more than planned to complete such development or modifications within the allotted timeframe, which would adversely impact our return on investment.
Changes in the timing and scope of anticipated levels of federal, state and local education funding available for the purchase of instructional materials could adversely affect purchases for our K-12 products.
Public school districts are the primary customers for K-12 products. Most of those districts depend largely on state and local funding programs to purchase materials. In addition, many school districts also receive funding through federal education programs. State, local or federal funding available to school districts may be reduced as a result of reduced tax revenue, efforts to reduce government spending or increased allocation of tax revenue to other uses. Through Elementary and Secondary School Emergency Relief funds established in 2020 and 2021, the federal government allotted monies to significantly benefit primary and secondary schools. This approximately $190 billion in fiscal stimulus was meant to assist states in district reopening efforts, to facilitate the establishment of distance learning programs, to implement safety protocols and to provide emergency financial assistance to public school districts. These COVID-19-related funds are finite, and there is no assurance that we will be able to compensate for funding utilized to purchase learning materials following the expiration of these federal funds which occurred in 2025. In addition, changes in the laws or regulations that give school districts flexibility in their use of funds previously dedicated exclusively to the purchase of instructional materials may reduce the share of district funds allocated to the purchase of instructional materials. Reductions in the amount of funding provided to school districts or reductions in the portion of those funds allocated to instructional materials could reduce demand for our K-12 products.
Factors that reduce enrollment at colleges and universities could adversely affect demand for our Higher Education products.
Enrollment in U.S. colleges and universities can be adversely affected by many factors, including demographic factors, changes in government and private student loan and grant programs, uncertainty about current and future economic conditions, general decreases in family income and net worth, immigration policy and a perception of uncertain job prospects for recent graduates. In addition, enrollment levels at colleges and universities outside the United States are influenced by the global and local economic climate, local political conditions and other factors that make predicting foreign enrollment levels difficult. While enrollment at degree-granting institutions in the United States has generally been steadily growing over the last several decades, enrollment levels have declined in recent years. Sales of our products can be impacted by reductions in enrollment levels and the use of free or very low-cost learning solutions, such as those offered by providers of open source materials.
Evolving policy changes (including by the current U.S. administration), increasing political pressures, community activism, cultural sensitivities, and funding shifts may impact the adoption and purchase of our titles in the K-12 market and affect the timing and cost of development and implementation.
There has recently been an increase in the number and extent of political, regulatory and social influences that have the potential to affect state and local adoptions of and school districts’ purchase and use of instructional materials. In particular, increasing political pressures, cultural sensitivities and community activism, influences from various demographic groups, accessibility requirements and the growing number of English Language Learners and low-income students in certain districts, could each impact state and local adoptions of instructional materials and the purchase and use of instructional materials that are provided by those who run afoul of local cultural sensitivities.
In addition, the current U.S. administration has indicated that it would like to see changes made to certain education policies. Changes in federal policy and the elimination of or other changes to agencies may occur. The current U.S. administration is, for example, significantly restructuring the U.S. Department of Education. This may lead to changes involving the oversight of our industry resulting in a fragmented education system with varying standards and requirements across states in the absence of federal regulations and oversight. The nature, timing and political effects of potential changes to current federal policy and the legal and regulatory framework affecting our industry remain highly uncertain. At this time, it is unclear whether uncertainty in this regard will adversely affect our operating environment. Any unfavorable developments in government regulation of education or the U.S. Department of Education could have an adverse effect on our results of operations and financial condition.
The high degree of seasonality of our sales typically results in ebbs and flows in our revenues, which impacts our quarterly operating results and cash flows.
Our business is seasonal. Purchases of our Higher Education products have traditionally been made in the second and third quarters of the fiscal year for the semesters starting classes in September and January. During recent fiscal years, as the Higher Education business continues to shift towards digital sales, third fiscal quarter sales for the January semester have partially migrated to the fourth fiscal quarter. Purchases of K-12 products are typically made in the first and second quarters of the fiscal year for the beginning of the school year. This sales seasonality affects operating cash flow from quarter to quarter. There are months when we operate at a net cash deficit from our activities. In the fiscal year ended March 31, 2026, we realized approximately 25%, 32%, 21% and 22% of our total revenue during the first, second, third and fourth fiscal quarters, respectively. We cannot make assurances that our second fiscal quarter revenue will continue to be sufficient to meet our obligations or that they will be higher than revenue for our other quarters. This seasonality could cause quarterly cash flow challenges that make it difficult to meet our debt service requirements and other obligations, even if full fiscal year cash flow is adequate.
A change from up-front payment by school districts for multi-year licenses could adversely affect our cash flow.
In keeping with the past practice of curriculum purchases, school districts typically pay up-front when buying for multi-year periods. If school districts changed to spreading their payments to us over the term of the licenses, our near-term cash flow could be adversely affected.

Operational, Legal and Compliance Risks
Operational disruptions, malfunctions or intentional hacking of our technological systems such as our hosting systems and delivery platforms, or the technological systems of the third parties on which we rely, could adversely affect our operations or business and cause financial loss and reputational damage.
We depend on the internet and complex hosting systems, delivery platforms and other technological and interconnected systems to provide our products to our customers and to operate our business. The capacity, reliability and security of such systems and platforms may affect our ability to provide our products to our customers and to operate our business. We also rely on third parties for many critical operational functions, including with respect to third-party materials, software, hosting services and other services that are used in our products and business. See “—Risks Related to Distribution, Sourcing and Talent—We utilize the services of third-party suppliers, distributors, representatives and retailers for a substantial portion of our sales.” Operational disruptions, outages, system failures or the failure of telecommunications or other critical infrastructure, malfunctions, delays, degradations, human error, computer viruses, tampering, hacking, digital attacks caused by cyber criminals or other third parties, or other security breaches could materially harm our relationships with our customers, suppliers or employees, result in the loss or unauthorized disclosure of customer data, including personal information, impair our order processing, damage our reputation in the industry and with our customers, result in theft of our funds or proprietary information, adversely affect our ability to deliver our products to customers or more generally adversely affect the performance or availability of our products and our ability to conduct business, which could result in enforcement action or litigation, liability, harm to our reputation, loss of revenue or financial loss. Remote work has also become more common and has increased risks to our information technology systems and data as more of our employees utilize network connections, computers and devices outside of our premises or network, including working at home, while in transit and in public locations.
We have implemented and maintain policies and processes and we deploy data security measures, which we believe to be reasonably designed to monitor our information technology systems in an effort to prevent, detect, address and mitigate these risks and satisfy regulatory, contractual and other legal requirements in the United States and other countries as required by our global footprint. Our data security measures extend to our vendors, with respect to whom we conduct data security diligence (such as requiring them to respond to a detailed security questionnaire, performing reviews of their security architecture and continuously monitoring their security practices), and if we become aware of any specific security risks, we actively address those risks with the vendor. We have from time to time experienced, and may continue to experience, cyber incidents. However, to our knowledge, no such incident to date has resulted in any material impact to our business, operational systems, financial condition or reputation. While we have not experienced any material security incidents, we cannot assure that such a breakdown, disruption or breach will not occur in the future, or that our security measures will be sufficient to prevent or timely detect all such incidents. We have disaster recovery plans in place and maintain insurance to cover operational risks, but this insurance may not be sufficient to cover all costs associated with the consequences of information being compromised, nor may such insurance be available on commercially feasible terms in the future.
The costs of eliminating or alleviating cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address or anticipate these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers and may impede our sales, distribution or other critical functions. Moreover, our systems, including any legacy systems, may require greater resources than expected to maintain their regular operation and security. Further, any breaches of our security measures or the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive or confidential data, including personal information, about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception or malfeasance, could expose us, our customers or the individuals affected to loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise materially harm our business. In addition, the cost and operational consequences of implementing further or remedial data protection measures could be significant. Failure to adequately protect personal information in our possession or control could cause financial loss, regulatory enforcement action, civil or criminal liability and reputational damage.
Failure to comply with privacy, accessibility and other laws could have a material adverse impact on our reputation and financial performance.
Across our businesses we hold large volumes of personal information, including that of employees, customers and students. We are therefore subject to an increasing number of privacy and data protection laws, regulations and standards in the United States and in foreign jurisdictions where we conduct business, including but not limited to: (i) the Children’s Online Privacy Protection Act, which requires operators of certain websites and online services to obtain parental consent before collecting personal information from children under the age of 13 and sets forth, among other things, a number of restrictions related to what information may be collected with respect to children under the age of 13; (ii) the Family Educational Rights and Privacy Act and various state student data privacy laws in connection with the personal information of students; (iii) the Health Insurance Portability and Accountability Act (“HIPAA”), as amended, in connection with our self-insured health plan; (iv) the Payment Card Industry Data Security Standard in connection with the collection and storage of payment card information from customers; (v) the E.U. General Data Protection Regulation, including as assimilated in U.K. law, and corresponding E.U. member state data protection laws applicable to us; and (vi) U.S. state comprehensive data privacy laws which are now or may in the future come into effect, such as the California Consumer Privacy Act, as amended and other similar state laws. The specific requirements of such laws may vary by jurisdiction, and other jurisdictions may adopt similar legislation, which may impose new requirements or obligations on our business and how we collect and use personal information. Additionally, the increasing adoption of AI technologies, which rely on the collection of large amounts of data and use of such data for training purposes, has led data protection authorities around the world to consider and adopt new and evolving interpretations of data protection laws, imposing specific obligations with respect to the processing of personal data, including required notices, consents, and opt-outs. As such, we may, in the future, be subject to other similar privacy laws, regulations and standards, both in the United States and in foreign jurisdictions where we conduct business.
Our failure to comply with applicable accessibility requirements and privacy laws, regulations and standards or prevent the improper use or disclosure of the personal information we hold could lead to penalties, significant remediation costs, regulatory enforcement action, reputational damage, potential cancellation of existing contracts, enforcement action or litigation, and/or an impaired ability to compete for future business. In addition, such laws, regulations and standards may be modified with little or no public notice or interpreted or applied in new manners, and we may be unable to anticipate or prepare appropriately for such modifications, interpretations or applications. We may incur substantial costs or expenses in attempting to modify our systems, other technologies, and relevant policies or procedures to address such changes in these regulations or interpretations thereof. If these laws and regulations are interpreted and applied in a manner that is inconsistent with our existing accessibility features and data privacy practices and/or if we fail to respond appropriately, we could be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity. Any actual or perceived inability to address privacy and security concerns, even if unfounded, could harm our reputation and business.
Recently, there has been a significant increase in accessibility requirements, in the United States, the United Kingdom and the European Union. While we are investing substantial resources in our programs to address global accessibility requirements, there is no assurance we will be able to comply with all of the requirements, which could impact the sales of our programs. In addition, enactment of new accessibility requirements could necessitate unanticipated modifications to our programs, all of which could impact the sales thereof. The increase in accessibility requirements globally has the potential to delay or impair sales of our products, result in our products becoming obsolete and/or cause us to incur additional product development costs.

It is reported that a number of U.S. states are considering a proposed rule that would alter the means by which higher education students in such states participate in inclusive access and equitable access programs, which includes Inclusive Access. Currently, unless students opt-out of participating, they receive all required course materials which are offered for sale at below-market rates pursuant to agreements between institutions, publishers and campus bookstores. As contemplated, the proposed rule, among other things, would condition each student’s participation in inclusive access or equitable access plans on the student opting-in rather than the current process by which students automatically participate unless they opt-out. Instructional materials sold pursuant to inclusive access and equitable access programs have increased in recent years as a share of our Higher Education sales. If one or more states enact the proposed rule, and if it takes effect, it would be expected to negatively impact the revenues of our Higher Education business.
Federal and state regulatory and policy changes may also affect our business. Changes in the ESEA (as defined above) and/or state legislation and administrative policy decisions on matters such as assessment and accountability, curriculum and intervention could affect demand for our products. For more information, see “Business—Government Regulation.”
Defects in our digital products could cause financial loss and reputational damage.
In the fast-changing digital marketplace, demand for innovative technology has generally resulted in short lead times for producing products that meet customer specifications. Growing demand for innovation and additional functionality in digital products increases the frequency of the product development and product enhancement cycle, which in turn increases the risk that our products may contain defects, bugs, flaws or corrupted data. These defects may only become apparent after product launch, particularly for new products and new features to existing products that are developed and brought to market under tight time constraints. Problems with the performance of our digital products could result in liability, cybersecurity vulnerabilities, loss of revenue or harm to our reputation. Additionally, we may suffer financial loss and reputational damage based on the nature and content of materials that we publish or distribute. Many factors affecting the acceptance and approval of the content in our products are beyond our control and can change over time, including federal, state and local legislation and regulations, as well as the political climate.
Our business is dependent upon our brand recognition and reputation, and if we fail to maintain or support our brand recognition or reputation, our business could be harmed.
We believe that we need to maintain and support our brand and our reputation in order to maintain our current customers and attract new customers. Many of our competitors have strong brand recognition. If we fail to maintain and support our brand recognition and reputation, it could influence our customers’ and potential customers’ perceptions of our products and lead them to choose competitors’ products over ours, thereby adversely impacting our business.
Our success in this area may depend on factors that are beyond our control, including: our ability to continue to offer high-quality, innovative and error- and bug-free products and platforms; our ability to maintain high customer satisfaction; our ability to successfully differentiate our products and platforms from those of our competitors; our ability to protect our intellectual property, proprietary rights and customers’ data; actions of competitors and other third parties; any misuse or perceived misuse of our products and platforms; cyber-attacks on or security breaches of our products and platforms or the platforms of our subcontractors; and adverse litigation, legislative or regulatory-related developments.
If our brand and reputation promotion activities are not successful, our operating results and growth may be harmed. Our competitors may have more resources than we do and may be able to devote greater resources to the development, promotion and sale of their products than we can. Even if we are successful in our promotional efforts, they may not be cost-effective. If we are unable to maintain consumer awareness of our brand cost-effectively, our business, results of operations and financial condition could be materially adversely affected.
Furthermore, unfavorable media relating to events or activities attributed to us, our employees, our partners or others associated with any of these parties, regardless of its accuracy, may tarnish our reputation and reduce the value of our brand. Negative publicity and loss of brand equity may reduce demand for our products and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time-consuming, and such efforts may not ultimately be successful.
Legal actions against us, including putative class action lawsuits, could be costly to defend and could result in significant damages.
In the ordinary course of business, we are occasionally involved in legal actions and claims against us arising from our business operations. Amongst such legal actions, we are a defendant in a putative class action lawsuit alleging that our methodology for calculating royalties payable to certain of our Higher Education authors breaches the terms of our author agreements. We filed a motion to dismiss the lawsuit with the Southern District of New York, which was granted, with the plaintiffs voluntarily dismissing the portion of their claim that was not dismissed. The plaintiffs filed an appeal with the U.S. Court of Appeals for the Second Circuit on their breach of contract claim. The Court of Appeals affirmed the District Court’s ruling in part and reversed the ruling in part, remanding the case back to the District Court for further adjudication. The Company filed a Motion for Summary Judgment with the District Court in January 2026, the plaintiffs filed their reply in February 2026, and the Company filed its response in March 2026. The Company now awaits the District Court’s ruling.
We may become subject, from time to time, to other legal proceedings and claims, including legal proceedings and claims alleging infringement, dilution, misappropriation or violation of intellectual property rights, proprietary rights or other rights of third parties. The outcome of such legal proceedings and claims are inherently difficult to predict and we may not be successful. While we believe, based on our current knowledge, that the outcome of currently pending matters will not have a material adverse effect on our financial condition, it is possible that current or future matters may result in adverse judgments or settlements, or substantial damages, fines, liabilities (whether criminal or civil), penalties, injunctions or other impacts, which might result in reputational damage, substantial costs and/or diversion of management’s attention and resources, all of which might adversely impact our business, overall financial condition and results of operations. We have liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. However, there can be no assurance that our liability insurance will cover our damages and, if our liability insurance does cover our damages, that the limits of coverage will be sufficient to fully cover all potential liabilities and costs of litigation.
For more information related to our material legal proceedings, see Item 3 “Legal Proceedings,” and Note 20, “Commitments and Contingencies,” to our consolidated financial statements.
Failure to act in accordance with generally accepted ethical business standards or comply with applicable statutes regarding bribery, corruption, fraud, sanctions and competition could result in substantial financial cost and adversely impact our reputation.
We, our employees and the third parties we associate with are expected to adhere to high standards of ethical conduct. We are also subject to various federal, state, local and foreign laws and regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, trade and economic sanctions laws and various antitrust and competition laws. We maintain compliance policies and conduct trainings that are designed to keep our practices in line with changing regulatory expectations and conducting the business in a legal and ethical manner. However, there is a risk that individuals associated with us, such as management, employees, sales agents or other third-party intermediaries or representatives, may take actions that violate applicable laws and regulations, for which we too could potentially be liable.

Any regulatory inquiries or investigations could be costly, divert our management’s attention from other matters that are important to the operation of our business, harm our reputation or lead to litigation.
Rapidly changing expectations and standards on environmental, social and governance (“ESG”) matters may impact our business, subject us to unforeseen liability or cause harm to our reputation.
Various stakeholders, including investors, lenders, customers, partners, local communities, regulators, public interest groups and consumers, have placed a focus on ESG matters. ESG standards are rapidly evolving. There are certain organizations that provide information to investors on ESG matters that have developed ratings processes for evaluating companies on their approach to such ESG matters with no universal standard applied for these ratings. While these ratings are used by some investors to inform their investment and voting decisions, they may result in misplaced focus on certain factors over others. If we are perceived, due to unfavorable ESG ratings or otherwise, to have not responded appropriately to those standards, regardless of whether there is a legal requirement to do so, such perception could have a negative impact on our reputation, which could, in turn, have a negative impact on our business, including as it relates to employee retention, consumer sales or investor interest.
While we may, from time to time, communicate certain initiatives and ambitions regarding ESG matters, there is no guarantee that we will be able to achieve these initiatives or ambitions. Different stakeholders may assess our achievement of these ESG initiatives inconsistently, which could result in a negative perception or misrepresentation of our policies and practices, and perceptions held by our various stakeholders or the communities in which we do business may be impacted by our ability to meet the standards imposed on us or the initiatives that we aspire to achieve. Our failure, or perceived failure, to pursue or fulfill our ESG ambitions could have negative impacts on our business, financial condition and results of operations and expose us to liability, including litigation. In addition, we may incur significant costs in attempting to comply with regulatory standards, ESG policies or customers’ expectations.
A number of our customers may also adopt, or have already adopted, policies that impose standards on us, such as environmental requirements, social responsibility standards or other aspects of sustainability. The failure to meet our customers’ requirements could have an adverse impact on our business, including our ability to retain such customers. In addition, any ESG-related issues in our own supply chain, such as human rights, safety or environmental performance, could have an adverse impact on our business, including harm to our reputation.
Additionally, unethical or fraudulent activities perpetrated by our directors, officers, senior management, employees, third-party suppliers and partners could expose us to potential reputational damage. Damage to our reputation for these or any other reasons could have a material adverse effect on our financial condition and results of operations, and could require additional resources to rebuild our reputation.
Changes in accounting rules could adversely affect our future operating results.
The Financial Accounting Standards Board, or the FASB, and other various regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide variety of changes to accounting rules. Moreover, in the future, these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial results in ways that we cannot predict. We cannot predict whether any changes to current accounting rules will occur or what impact any changes will have on our reported financial position or results of operations.

Risks Related to Distribution, Sourcing and Talent
We utilize the services of third-party suppliers, distributors, representatives and retailers for a substantial portion of our sales.
In addition to our own sales force and websites, we offer and sell our products through a variety of third-party distributors, representatives and retailers. We do not ultimately control the performance of our third-party distributors, representatives and retailers to perform as required or to our expectations. Also, certain of our distributors, representatives or retailers may market and sell other companies’ products that compete with our products. The combination or loss of one or more of our distributors, representatives or retailers or their failure to effectively promote our products or otherwise perform in their functions in the expected manner could temporarily adversely affect our ability to bring our products to market and impact our revenue.
An insufficient supply of, or increases in the costs of, paper could adversely affect our financial results.
Our K-12 offerings, particularly our early grade offerings, typically bundle digital and print solutions. As a result, paper is one of the principal raw materials used in our K-12 products globally. Recently, factors such as raw material shortages, workforce challenges and the transition of mills from production of paper to production of cardboard has placed pressure on the paper supply chain, resulting in substantial increases in price. While we do not currently anticipate experiencing difficulty in obtaining adequate supplies of paper for operations, increases in price could adversely affect our results of operations and financial condition.
Consolidation and concentration in our distribution and retail channels for our Higher Education products could adversely affect our profitability and financial results.
Some of our distribution, digital fulfillment and retail channels have experienced significant consolidation and concentration or otherwise have significant market share. In particular, we sell our Higher Education products through a small number of third-party distributors and retailers who we also utilize for digital fulfillment, and consolidation of these distributors and retailers would result in fewer, larger entities with increased bargaining power and the ability to demand terms that are less favorable to us. This concentration could potentially place us at a disadvantage with respect to negotiations regarding pricing and other terms, which could adversely affect our profitability and financial results.
An adverse change in orders or payments by a material reseller could adversely affect our financial results.
A significant portion of our sales are to a small number of resellers. As of March 31, 2026 and 2025, two resellers comprised 47% and three resellers comprised 38%, respectively, of the gross accounts receivable balance. For the fiscal year ended March 31, 2026, the Company had one reseller that accounted for approximately 11% of its consolidated revenues, primarily attributable to the Higher Education segment. No single reseller or other customer accounted for 10% of our consolidated revenue for the fiscal years ended March 31, 2025 and 2024. An adverse change in orders or payments by a material reseller or other customer could adversely affect our financial results.
If and to the extent a material reseller was to experience severe financial difficulties, it can negatively impact our results of operations and financial condition. In particular, we rely on resellers or such resellers' agents for collection of payments, and any inability of such reseller to make timely payments in full in connection with the ongoing sale of our Higher Education products could negatively impact our results of operations. One of the resellers included in the 47% and 38% of gross accounts receivable as of March 31, 2026 and 2025, respectively, has recently experienced financial difficulties. As a result, the Company recorded an allowance for credit losses of $3.2 million and $3.4 million related to the reseller referenced above, as of March 31, 2026 and 2025, respectively. To date, the Company has not incurred any actual losses as a result of the financial difficulties experienced by the reseller. We continue to monitor the financial condition of our resellers while addressing institution and student needs for access to our products.
Unexpectedly large returns could adversely affect our financial results.
We generally permit our distributors to return print products they purchase from us. When we record revenue, we record an allowance for sales returns, which is based on the historical rate of return and current market conditions. Should the estimate of the allowance for sales returns vary by one percentage point from the estimate we use in recording our allowance, the impact on operating income would be approximately $1.8 million for the fiscal year ended March 31, 2026.
We outsource the performance of many critical operational functions to third parties.
We utilize third parties for many critical operational functions, including general financial shared services, accounts payable, accounts receivable, royalty processing, printing, warehousing, distribution, technology support, online product hosting and certain customer support functions, and we may outsource additional functions to third-party providers in the future. Since those functions are provided by third parties, our ability to supervise and support the performance of those functions is limited.
In addition, we rely on arrangements with third-party shipping and freight forwarding companies for the delivery of our products. Freight and shipping charges may increase due to rising fuel cost, inflation or general price increases, and such increases would have an immediate adverse effect on our margins unless we are able to pass the increased charges to our customers or renegotiate terms with our suppliers.
The loss of one or more of these third-party partners, a material disruption in their business or their failure to otherwise perform their functions in the expected manner could temporarily adversely affect our ability to deliver our products to customers or otherwise cause temporary disruptions in our business that would adversely affect our results of operations and financial condition.
We may not be able to retain or attract the key authors and talented personnel that we need to remain competitive and grow.
Our success depends, in part, on our ability to continue to attract and retain key authors and talented management, creative, editorial, technology, sales and other personnel. We operate in a number of highly visible industry segments where there is intense competition for successful authors and other experienced, highly effective individuals. Our successful operations in these segments may increase the market visibility of our authors and personnel and result in their recruitment by other businesses. There can be no assurance that we can continue to attract and retain key authors and talented personnel and, if we fail to do so, it could adversely affect our business.
Our ability to control our employee and related labor costs is generally subject to numerous external factors, including prevailing wage rates, availability of labor and adoption of new or revised employment and labor laws and regulations. Recent economic uncertainties in the United States have led to a labor shortage, which, in addition to inflation, has contributed to an environment of escalating wages and salaries. As minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage associates, but also the wages paid to our other employees as well. Should we fail to increase our wages competitively in response to increasing wage rates or labor shortages, the quality of our workforce could decline, causing our customer service to suffer. Additionally, any increase in the cost of our labor could have an adverse and material effect on our operating costs, financial condition and results of operations.

A significant increase in operating costs and expenses due to inflation or other causes could have a material adverse effect on our profitability and cash flow.
A resurgence of inflationary pressure would result in increased raw material, labor, energy, freight, logistics and other operating expenses. The cost of producing and supplying our products could be impacted by significant inflation in labor, raw materials, transportation and warehouse costs. Since in such event we may not be able to fully offset our higher costs through price increases or improve our productivity sufficiently to nullify such impact of cost inflation, any material increase in our operating expenses due to inflation or other causes could result in lower margins and adversely impact our results of operations and cash flow.
Risks Related to Our Intellectual Property
Our intellectual property and proprietary rights may not be adequately protected under current or future laws. An increase in unauthorized copying and distribution of our products could adversely affect our sales, and an increase in efforts to combat such activities could increase our expenses, which may adversely impact our business, financial condition and results of operations.
Our products contain and/or constitute proprietary intellectual property and we rely on recognition of our intellectual property rights in them. Ongoing efforts to protect our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. As a result, the sale price of our products is high relative to the cost of copying them. This disparity makes our products tempting targets for unauthorized copying and distribution by both end-users and illegal commercial enterprises. We rely on copyright, trademark and other intellectual property laws to establish and protect our proprietary rights in our products; however, our efforts to obtain, maintain, protect or enforce our intellectual property and proprietary rights may not be sufficient and there can be no assurance that those rights won’t be challenged, invalidated, found to be unenforceable or circumvented. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Third parties may assert that our intellectual property rights conflict with theirs. We may choose not to pursue registrations or protections in every jurisdiction or at all depending on the circumstances to which the intellectual property rights pertain, and accordingly, the remedies and damages available to us for unauthorized use in such jurisdictions may be limited. We may also fail to obtain, maintain, protect and enforce our proprietary and intellectual property rights and this could adversely affect our business. We may be unaware of the intellectual property rights of others that may cover some of our products, and others may obtain intellectual property rights that compete with our products. The use of generative AI in connection with the development of our products may also affect our ability to obtain and enforce proprietary rights in our products, as much of the law around the ownership of AI outputs is currently unsettled. The right to use our content without permission to train generative AI models or others that produce competing products or content is also unsettled under the law. Litigation regarding intellectual property matters (including litigation to maintain, defend or enforce our intellectual property) could result in substantial costs and diversion of the attention of management and other resources, and could have a material and adverse effect on our financial results and operations. See “—Risks Related to Our Customer Markets—Generative AI systems may make it easier for competitive instructional materials to be created which could negatively affect demand for or the pricing of our products.”
We attempt to protect our intellectual property by requiring our employees and other third parties who develop intellectual property on our behalf to enter into work product assignment agreements. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf, and such agreements may be insufficient or breached. Additionally, to the extent there are individuals not subject to work product assignment agreements, these individuals may make adverse ownership claims to our current and future intellectual property, and to the extent that our employees, independent contractors or other third parties with whom we do business improperly use intellectual property owned by others in their work for us, disputes may arise as to such rights.

Further, our intellectual property rights may be infringed upon, diluted, misappropriated or otherwise violated despite the existence of intellectual property laws. Our products may be subject to the risk of piracy, illegal downloading, file-sharing or other infringements, and we may not be able to detect unauthorized use of our intellectual property rights. Policing unauthorized use of our products and intellectual property may be difficult, expensive and time-consuming. The risk of unauthorized copying and distribution of our products is greatest in the higher education and professional markets, where the purchasers of our products are usually students and other individual customers who generally obtain our products through channels that are more susceptible to being used for the distribution of unauthorized copies. In recent years, technological and market changes have facilitated the unauthorized copying and distribution of our products to students and other individual customers. The copying and distribution of content over the Internet creates additional challenges for us in protecting our proprietary rights. Of particular note is the development of online distribution services that allow illegal commercial enterprises to utilize reputable and efficient marketplaces and fulfillment services for the distribution and sale of counterfeit copies of products. If a significant number of our users turn to counterfeit products for reasons such as lower prices, our revenue and growth could be adversely affected. In addition, the quality of counterfeit products cannot be guaranteed, and poor quality or defects in such products would affect our reputation, which may materially and adversely affect our business, financial condition and operating results. Our management believes that increases in unauthorized copying and distribution of our products, including through the increase of file-sharing between students, may have contributed to a decline in sales of our Higher Education products in recent years. As we expand our global activities, our exposure to unauthorized copying and use of our products will likely increase. The ability to remedy such violations may be limited, especially in foreign countries.
If we are unable to adequately protect and enforce our intellectual property and proprietary rights in our products, our competitive position may be harmed and our business and financial results could be materially and adversely impacted. While we and others in our industry have been, and continue to be, engaged in a variety of efforts to reduce the extent of counterfeit textbooks and other illegal copies of our products in the marketplace, further expansion of the unauthorized copying and distribution of our products could adversely affect our sales, and ongoing efforts to combat such activities could impact our expenses.
Additionally, in our agreements with customers, we may agree to indemnify them against any losses or costs incurred in connection with claims by a third party alleging that the customer’s use of our products infringes, dilutes, misappropriates or violates the intellectual property rights or other rights of that third party. Accordingly, a customer accused of intellectual property infringement may seek indemnification from us. If we are required to indemnify or defend our customers from these or other claims, our financial condition and results of operations could be materially and adversely affected.
We may use open-source software in our codebase in the future. Some open-source software licenses require users who make available open-source software as part of their proprietary software to publicly disclose all or part of the source code to such proprietary software or make available any derivative works of such software free of charge, under open-source licensing terms. The terms of various open-source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open-source software. Enforcement activity for open-source licenses can also be unpredictable. Were it determined that our use was not in compliance with a particular license, we may be required to purchase a costly license, defend claims, pay damages for breach of contract or copyright infringement, re-engineer our proprietary software, or take other remedial action that may divert resources away from our product development efforts, any of which could negatively impact our business.
There are significant risks involved in utilizing AI, machine learning, data analytics and similar tools that collect, aggregate and analyze data or inputs (collectively, “AI Tools”) in connection with our business and no assurance can be provided that the usage of such AI Tools will enhance our business or assist our business in being more efficient or profitable. AI Tools may have errors or inadequacies that are not easily detectable. If AI Tools are incorrectly designed or the data or inputs used to train them are incomplete, inadequate or biased in some way, our use of AI Tools may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or interfere with the performance of our platform, services, business and reputation. Additionally, our reliance on AI Tools could pose ethical concerns and lead to a lack of human oversight and control, which could have negative implications for our organization. The use of AI Tools may enhance intellectual property, cybersecurity, operational and technological risks. Additionally, the development and implementation of AI Tools may further increase our exposure to or exacerbate the risks of cyberattacks or other security incidents, particularly where such technologies are exploited by third parties to breach our or other parties’ systems, including when such technologies are used to target our employees or impersonate members of senior management in order to gain unauthorized access to our systems. Regulation of AI Tools is rapidly evolving worldwide as legislation and regulators are increasingly focusing on these powerful emerging technologies.
Across our industry, there has been a continued increase in the adoption of free and paid generative AI Tools for academic support, and students are increasingly turning to generative AI Tools for academic support, such as homework and exams, as well as assistance in other areas of daily life. This shift in student behavior impacts education technology companies broadly, and our businesses and financial results could be materially and adversely impacted as a result, as students may see generative AI Tools as strong alternatives to education solutions that we provide.
Risks Related to Strategic Initiatives and Financings
Our investments in new products and distribution channels and entry into new markets may not be profitable.
In order to maintain a competitive position, we must continue to invest in new products and new ways to deliver them in order to enhance and improve our offerings to meet customer needs, which necessarily involves increased research and development costs and other costs associated with developing and adopting new technology. This is particularly true in the current environment where investment in new technology is ongoing and there are rapid changes in the products our competitors are offering, the products our customers are seeking, and our sales and distribution channels. Investments and entry into new markets involve risks and uncertainties, some of which may differ from those historically associated with our operations and which could materially and adversely affect our business, results of operations and financial condition, including insufficient profit generation to offset liabilities assumed and expenses associated with the investment strategy and inability to identify new profitable business opportunities from expansion of existing products or services and entry into new markets, among others.
Future acquisitions could disrupt our business and may divert management’s attention and, if unsuccessful, harm our business.
We may expand our business by making acquisitions that may not produce expected synergies, may be less profitable than expected, may consume substantial financial resources and/or may divert management’s attention from existing operations. Significant risks and uncertainties related to our acquisitions, which could materially and adversely affect our business, results of operations and financial condition, include the following:
•acquisitions that do not ultimately align strategically with our goals and growth initiatives;
•valuation methodologies that result in overpayment for an asset;
•failure to identify risks during diligence or to accurately quantify the probability, severity and potential impact of the risks on our business;
•exposure to new regulations, such as those in new geographies or those applicable to new products or services;

•inability to successfully integrate the acquired businesses, which may be more difficult, costly or time-consuming than anticipated, including inability to retain key employees, difficulties with integrating different business systems and technology platforms and consolidating corporate, administrative, technological and operational infrastructures;
•distraction of management’s attention away from existing business operations while coordinating and integrating new and sometimes geographically dispersed organizations;
•inability to preserve our and the acquired company’s customer, supplier and other important relationships;
•inability to adapt to challenges of new markets, including geographies, products and services;
•inability to adequately bridge possible differences in cultures, business practices and management philosophies;
•inability to successfully operate in a new line of business;
•substantial increases in our indebtedness; and
•issues not discovered in our due diligence process.
We have recorded, and may in the future record, goodwill or indefinite-lived intangibles impairment charges related to our reporting units, which could materially adversely impact our results of operations.
We test our goodwill and indefinite-lived intangibles asset balances for impairment as of March 31 of each fiscal year or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level, and in evaluating the potential for impairment of goodwill and indefinite-lived intangibles, we make assumptions regarding projected revenue growth rates, operating profit margins and cash flows, terminal growth rates and discount rates. Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. Declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions have resulted in, and may in the future result in, goodwill or indefinite-lived intangibles impairment charges, which could materially adversely impact our results of operations. See “Management’s Discussion and Analysis of Financial Condition—Critical Accounting Estimates—Goodwill and Indefinite-Lived Intangible Assets” for further information on impairment charges.
Our substantial indebtedness may restrict our ability to react to changes in the economy or our industry and exposes us to interest rate risk and risk of default and prevent us from fulfilling our obligations under the Credit Agreements, the Notes and other indebtedness.
We are a leveraged company that has substantial indebtedness. In August 2024, we and certain of our subsidiaries amended the Cash Flow Credit Agreement which amendment, among other things, (i) refinanced in full the outstanding term loans thereunder with new term loans having an extended maturity to August 2031 and (ii) except for $38.7 million of the Cash Flow Revolving Credit Facility outstanding, extended the maturity of $111.3 million of the Cash Flow Revolving Credit Facility thereunder to August 2029 for lenders who consented to such amendment.
In February 2025, we and certain of our subsidiaries amended the Cash Flow Credit Agreement which amendment, among other things, (i) repriced the then outstanding term loans thereunder with replacement term loans in an aggregate principal amount of approximately $1,213.7 million and (ii) reduced the applicable margin on such term loans by up to 0.75% such that the applicable interest rate would be, at the Borrower's (as such term is defined therein) option, either at a rate based on (a) the base rate plus 2.25% or (b) Term SOFR plus 3.25%.

In September 2025, we and certain of our subsidiaries amended the Cash Flow Credit Agreement which amendment, among other things, (i) repriced the then outstanding term loans thereunder with replacement term loans in an aggregate principal amount of approximately $771.4 million and (ii) reduced the applicable margin on such term loans by up to 0.75% such that the applicable interest rate would be, at the Borrower's option, either at a rate based on (a) the base rate plus 1.75% (which further reduces to 1.50% if, and for so long as, the Borrower is rated by each of S&P and Moody’s with a rating from each of at least B+ (with stable or better outlook) and at least B1 (with stable or better outlook), respectively) or (b) Term SOFR plus 2.75% (which further reduces to 2.50% if, and for so long as, the Borrower is rated by each of S&P and Moody’s with a rating from each of at least B+ (with stable or better outlook) and at least B1 (with stable or better outlook), respectively).
As of March 31, 2026, we had $2,632.3 million face value of outstanding indebtedness (in addition to $111.3 million of unutilized commitments under our A&E Cash Flow Revolving Facility, $38.7 million of unutilized commitments under our Non-Extended Cash Flow Revolver Facility, approximately $265.0 million of a U.S. revolving credit facility, subject to U.S. borrowing base capacity and approximately $35.0 million of a non-U.S. revolving credit facility, subject to non-U.S. borrowing base capacity available for additional borrowing under the A&E ABL Revolving Credit Facilities). Our substantial indebtedness could have important consequences. The agreements currently governing our indebtedness contain, and the agreements governing our indebtedness in the future may contain, restrictive covenants that limit, or may in the future limit, our ability to engage in activities that may be in our long-term best interest and/or hinder our ability to grow in accordance with our strategies. For example, our indebtedness could:
•limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;
•limit our ability to guarantee indebtedness;
•pay dividends or make other distributions in respect of, repurchase or redeem, capital stock;
•make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;
•limit our flexibility in planning for, or reacting to, changes in our operations or business;
•make us more vulnerable to downturns in our business or the economy;
•limit our ability to enter into transactions with affiliates, make strategic acquisitions, engage in development activities, introduce new technologies or exploit business opportunities;
•limit our ability to enter into agreements containing prohibitions affecting our subsidiaries’ ability to pay dividends;
•cause us to make non-strategic divestitures; or
•expose us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the Credit Agreements are at variable rates of interest.
A breach of the covenants under the indenture that governs the 2022 Secured Notes (the “2022 Secured Notes Indenture”), the indenture that governs the 2022 Unsecured Notes (the “2022 Unsecured Notes Indenture”) and the indenture that governs the 2024 Secured Notes (the “2024 Secured Notes Indenture”) and, collectively with the 2022 Secured Notes Indenture and the 2022 Unsecured Notes Indenture, the “Indentures”) or under the Credit Agreements or other indebtedness that we incur in the future could result in an event of default under the applicable indebtedness. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default under the Credit Agreements would permit the lenders under the applicable Credit Agreement to terminate all commitments to extend further credit thereunder. Furthermore, if we were unable to repay the amounts due and payable under the Credit Agreements or other indebtedness that we incur in the future, those lenders could proceed against the collateral securing such indebtedness. In the event the lenders under the Credit Agreements or holders of the 2022 Notes and the 2024 Secured Notes (collectively, the “Notes”) accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
We may not be able to generate sufficient cash flows from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operations sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Additionally, we may not be able to obtain loans or other debt financings on commercially reasonable terms or at all. Even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Agreements and the Indentures restrict, and the agreements governing our indebtedness in the future may restrict, our ability to dispose of certain assets and use the proceeds from such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Because of these restrictions, we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, financial position and results of operations and our ability to satisfy our obligations under our indebtedness.
The Indentures and the Credit Agreements contain, and the agreements governing our indebtedness in the future may contain, cross-default or cross-acceleration provisions that may result in all of the indebtedness issued under the Indentures and the Credit Agreements or such indebtedness to become immediately due and payable because of a default under an unrelated debt instrument.
Further, we conduct substantially all our operations through subsidiaries of McGraw-Hill Education, Inc. Our most significant assets are the equity interests that we directly and indirectly hold in those subsidiaries. As a result, we are dependent upon dividends and other payments from McGraw-Hill Education, Inc.’s subsidiaries to provide the funds necessary for us to make timely payments of the principal of, and interest on, our debt. If McGraw-Hill Education, Inc.’s subsidiaries do not generate sufficient cash from operations to make such payments or if such payments are restricted by law or agreements to which such subsidiaries are parties, we may not be able to obtain the necessary funds to pay our debt service.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Credit Agreements are, and borrowings under the agreements governing our future indebtedness may be, at variable rates of interest and expose us to interest rate risk. As interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our profit and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In 2023, 2024 and 2025, we entered into amendments to the ABL Revolving Credit Agreement and to the Cash Flow Credit Agreement, which, among other things, replaced LIBOR with Term Secured Overnight Financing Rate (“Term SOFR”) (of terms of one, three or six months, or if available and agreed to by such parties as specified in such agreement, other periods of twelve months or less than one month), with a credit spread adjustment of 0.10% for all interest periods, under the Cash Flow Credit Agreement and ABL Revolving Credit Agreement (collectively, the “Credit Agreements”) with a Term SOFR floor of 0.50% and 0%, respectively. The interest rate applicable to borrowings under the A&E Cash Flow Credit Facilities is, at our option, either (1) the base rate subject to a floor of 1.50% per annum plus an applicable margin (which is 1.75% for the A&E Term Loan Facility following the repricing in September 2025 (which further reduces to 1.50% if, and for so long as, the Borrower is rated by each of S&P and Moody’s with a rating from each of at least B+ (with stable or better outlook) and at least B1 (with stable or better outlook), respectively), 3.00% for the Non-Extended Cash Flow Revolver Facility and 3.00% for the A&E Cash Flow Revolving Facility) or (2) Term SOFR (or for the A&E Cash Flow Revolving Facility borrowings in permitted alternative currencies, such other permitted alternative currency rate) subject to a floor of 0.50% per annum plus an applicable margin (which is 2.75% for the A&E Term Loan Facility following the repricing in September 2025 (which further reduces to 2.50% if, and for so long as, the Borrower is rated by each of S&P and Moody’s with a rating from each of at least B+ (with stable or better outlook) and at least B1 (with stable or better outlook), respectively), 4.00% for the Non-Extended Cash Flow Revolver Facility and 4.00% for the A&E Cash Flow Revolving Facility). A 100 basis point increase in Term SOFR on our A&E Cash Flow Credit Facilities debt balances outstanding as of March 31, 2026 would increase our annual interest expense by $5.5 million. No debt balance was outstanding under the A&E ABL Revolving Credit Facilities as of March 31, 2026. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Despite our substantial indebtedness, we may still be able to incur significantly more debt, which could intensify the risks described above.
We and our subsidiaries may be able to incur additional indebtedness in the future. For example, as of March 31, 2026 we had approximately $300.0 million available for additional borrowing under the ABL Revolving Credit Agreement. In addition, although the terms of the agreements governing our indebtedness contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial and the agreements governing our indebtedness in the future may not contain these restrictions. Further, these restrictions will not prevent us from incurring obligations that do not constitute indebtedness. The more leveraged we become, the more we, and in turn our security holders, will be exposed to certain risks described above under “—Our substantial indebtedness may restrict our ability to react to changes in the economy or our industry and exposes us to interest rate risk and risk of default and prevent us from fulfilling our obligations under the Credit Agreements and the Notes, and other indebtedness.”
Our ability to use net operating losses and other tax attributes, to offset future taxable income may be subject to limitations.
Various rules may limit our utilization of our net operating losses and other tax attributes to offset future taxable income, including certain limitations that will apply if we undergo a significant change in ownership.

As of March 31, 2026, we had a state net operating loss (“NOL”) carryforward of $56.4 million, of which $45.9 million will be subject to expiration between 2027 and 2044. Our foreign NOL carryforwards as of March 31, 2026 are $68.7 million, mainly in the United Kingdom which are not subject to expiration.
Section 163(j) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the deduction for business interest expense, in excess of business interest income, to 30% of adjusted taxable income for any taxable year beginning after December 31, 2017. Any business interest expense not allowed as a deduction in the taxable year is carried forward indefinitely. As of March 31, 2026, we had a cumulative Code Section 163(j) interest expense limitation carryforward of $389.7 million.
Under Code Section 382, if a corporation undergoes an “ownership change”, which is generally defined as a greater than 50% change, by value, in its equity ownership over any three-year period, the corporation's ability to use certain pre-change tax attributes (including NOL and business interest expense carryforwards) to offset its post-change income or taxes, as applicable, may be limited. As of March 31, 2026, all of our state NOL and business interest expense carryforwards are potentially subject to the Code Section 382 limitation or similar state law provision. If our ability to use our tax attributes is limited as a result of the foregoing, it could impact our future operating results by effectively increasing our future cash tax obligations.
Risks Related to Non-U.S. Operations and Sales
We face risks of doing business abroad.
As we continue to invest in and expand portions of our business, we face exposure to the inherent risks of doing business abroad, including, but not limited to:
•lack of local knowledge or acceptance of our products and services;
•entrenched competitors;
•the need to adapt our products to meet local requirements;
•longer customer payment cycles in certain countries;
•limitations on the ability to repatriate funds to the United States;
•difficulties in protecting intellectual property, enforcing agreements and collecting receivables under certain foreign legal systems;
•compliance under the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws, including potential liability resulting from actions by our sales agents or other third-party intermediaries;
•the need to comply with local laws and regulations generally; and
•in some countries, a higher risk of political instability, economic volatility, terrorism, corruption, social and ethnic unrest.
Fluctuations between foreign currencies and the U.S. dollar could adversely affect our financial results.
We derived approximately 9%, 10% and 10% of our total revenue for each of the fiscal years ended March 31, 2026, 2025 and 2024, respectively, from our international operations. The financial position and results of operations of our international business are primarily measured using the foreign currency in the jurisdiction of operation of such business as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our international operations and in translating our financial results into U.S. dollars. For example, foreign exchange rates had an unfavorable impact on our revenue of $2.5 million for the fiscal year ended March 31, 2026. We have operations in various foreign countries where the functional currency is primarily the local currency. Accordingly, we are subject to volatility in foreign exchange rates, including in the regions in which we operate, which has adversely affected, and may continue to adversely affect, the results of our international operations, including those operations’ revenues, expenses, operating results, cash flows and the value of their assets and liabilities. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. Our principal currency exposures relate to the Australian dollar, British pound, Canadian dollar, euro, Mexican peso and Singapore dollar. Assets and liabilities of our international operations are translated at the exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange during the period. Any strengthening of the U.S. dollar against the relevant foreign currency reduces the amount of income we recognize from our international operations. In addition, certain of our international operations generate revenue in the applicable local currency or in currencies other than the U.S. dollar, but purchase inventory and incur costs primarily in U.S. dollars. While, from time to time, we may enter into hedging arrangements with respect to foreign currency exposures, variations in exchange rates may adversely impact our results of operations and profitability. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our international operations.
Sales to clients outside the United States or with international operations expose us to risks inherent to international businesses, which may include adverse impacts arising out of international regulatory changes.
Our international revenues represented approximately 9%, 10% and 10% of our total revenue for each of the fiscal years ended March 31, 2026, 2025 and 2024, respectively. Part of our growth strategy involves expanding our international operations and worldwide client base. We cannot assure you that our international expansion efforts will be successful and our experience in the United States may not be relevant to our ability to expand in any international market.
Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. Export control regulations in the United States may increasingly be implicated in our operations as we expand internationally. These regulations may limit the export of our solution and provision of our solution outside of the United States, or may require export authorizations, including by license, a license exception or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Operating in international markets exposes us to changes in foreign governmental regulations, tariffs, trade relations, or other governmental actions that would have a direct or indirect adverse impact on our business and market opportunities. Changes in export or import laws, or corresponding sanctions, may delay the introduction and sale of our solution in international markets, or, in some cases, prevent the export or import of our solution to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and results of operations.
U.S. tariff policy could increase our costs and affect our financial results.
Our operations and those of our customers depend upon favorable trade relations between the U.S. and those foreign countries in which our customers, subcontractors and materials suppliers have operations. Changes in tariff or other trade policies, including the ongoing application of U.S. tariffs or other changes in the current tariff structures or export compliance, could have a material effect on our operations and financial results.
Changes in macroeconomic and geopolitical conditions have affected, and could continue to affect our growth, business and results of operations.
Our business has been, and may continue to be, impacted by sustained uncertainty regarding global economic conditions; continued negative economic trends or instability; heightened trade and geopolitical tension abroad or among other countries in which we operate or from which we procure product; civil unrest; political and geopolitical instability and crises; military conflict, including, but not limited to, in the Middle East; or another recession. Changes in global economic conditions have impacted, and could continue to impact, our growth, profitability and cash flows as a result of lower customer demand and increased pricing pressure. We may not be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer.
Our business is subject to the risks of fire, floods and other natural catastrophic events, and to interruption by man-made problems such as computer viruses, data security breaches or terrorism.
Across our business, we and our third-party providers manage complex operational and logistical arrangements including warehouses and distribution centers. Our facilities or those of our third-party providers could be subject to catastrophic loss or business interruptions due to extreme weather events, including as a result of climate change (such as drought, wildfires and increased storm severity and frequency), earthquakes, tornadoes, floods, hurricanes, fire, power loss, telecommunication and information systems failure or other similar events. We maintain disaster recovery and business continuity plans that would be implemented in the event of incidents such as severe weather events; however, we cannot be certain that our plans will fully protect us or our third-party providers. Our insurance coverage may be insufficient to recover all such losses or we may not be able to reestablish our operations and, as a result, our customers or suppliers may experience material disruptions in their operations as a result of such events, which could materially and adversely affect our business, financial condition and results of operations. Additionally, prolonged health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in economic, social or labor instability, slow our sales process, result in customers not purchasing or renewing our learning platform or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition.
We are also vulnerable to effects of man-made incidents such as computer viruses and data security breaches (see “—Operational, Legal and Compliance Risks—Operational disruptions, malfunctions or intentional hacking of our technological systems such as our hosting systems and delivery platforms, or the technological systems of the third parties on which we rely, could adversely affect our operations or business and cause financial loss and reputational damage.”), terrorism and war.
Impacts of any of these events at a key facility could affect our business and our employees, disrupt our daily business and/or restrict our ability to provide products to our customers. Further, if a natural disaster or man-made incident were to result in telecommunication or electrical failure or affect internet service providers, our customers’ abilities to access and use our learning platforms could be adversely affected. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made incident, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities and lengthy interruptions in service, any of which could adversely affect our business, results of operations and financial condition.
Risks Related to Our Relationship with Platinum and Being a “Controlled Company”
After the completion of our initial public offering, we continue to be a “controlled company” within the meaning of NYSE rules and, as a result, we qualify for, and intend to continue to rely on, exemptions from certain corporate governance requirements. Our stockholders do not, and will not, have the same protections afforded to stockholders of other companies that are subject to such requirements.
Platinum controls approximately 86.4% of the voting power of our outstanding Common Stock and thus hold more than a majority of the voting power of our outstanding Common Stock entitled to vote generally in the election of directors. Because Platinum holds more than 50% of the voting power of our outstanding Common Stock, we remain a “controlled company” within the meaning of the corporate governance standards of the NYSE and will continue to elect not to comply with certain corporate governance requirements. For example, without this exemption within one year of the date of the listing of our Common Stock, we would be required to:
•ensure a majority of the members of our board of directors are “independent directors” as defined under the rules of the NYSE;
•ensure our board of directors has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•ensure our director nominations be made, or recommended to the full board of directors, by our independent directors or by a nominations committee that is composed entirely of independent directors and that we adopt a written charter or board resolution addressing the nominations process; and
•ensure we complete an annual performance evaluation of our compensation and nominating and corporate governance committees.
We have utilized, and we intend to continue to utilize, some or all of these exemptions. For example, we do not have a majority of independent directors, our compensation and nominating and corporate governance committees are not composed entirely of independent directors, and we may not perform annual performance evaluations with respect to such committees. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, our stockholders do not, and will not, have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. In the event that we cease to be a “controlled company,” we will be required to comply with the above referenced requirements within one year. In addition, in response to the adoption of Rule 10C-1 under the Exchange Act, by the SEC, the national securities exchanges (including the NYSE) adopted amendments to their existing listing standards to comply with provisions of Rule 10C-1, which require, among other things, that:
•compensation committees be composed of fully independent directors, as determined pursuant to new and existing independence requirements;
•compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisers; and
•compensation committees be required to consider, when engaging compensation consultants, legal counsel or other advisers, certain independence factors, including factors that examine the relationship between the consultant or adviser’s employer and us.
As a “controlled company,” we are not, and will not be, subject to these compensation committee independence requirements.
Platinum controls us, and its interests may conflict with ours or other stockholders’ in the future.
Platinum holds more than a majority of the voting power of our outstanding Common Stock entitled to vote generally in the election of directors. Platinum is, and will be, able to control the election and removal of our directors and thereby control our policies and operations, including the appointment of management, future issuances of our Common Stock or other securities, payment of dividends, if any, on our Common Stock, the incurrence or modification of indebtedness by us, amendment of our second amended and restated certificate of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with the interests of our other stockholders. This concentration of voting control could deprive stockholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of our company and ultimately might affect the market price of our Common Stock. This concentration of ownership may also adversely affect our share price.
The Investor Rights Agreement grants Platinum the right to nominate for election to our board of directors no fewer than that number of directors that would constitute: (i) a majority of the total number of directors so long as Platinum beneficially owns at least 40% of the then-outstanding capital stock of the Company; (ii) 40% of the total number of directors so long as Platinum owns at least 30% but less than 40% of the then-outstanding capital stock of the Company; (iii) 30% of the total number of directors so long as Platinum owns at least 20% but less than 30% of the then-outstanding capital stock of the Company; (iv) 20% of the total number of directors so long as Platinum owns at least 10% but less than 20% of the then-outstanding capital stock of the Company; and (v) 10% of the total number of directors so long as Platinum owns at least 5% but less than 10% of the then-outstanding capital stock of the Company. These nomination rights are further described in the sections titled “Certain Relationships and Related Person Transactions and Director Independence—Certain Relationships and Related Person Transactions—Investor Rights Agreement” and “Directors, Executive Officers and Corporate Governance—Board of Directors Composition.”
Platinum has, and will continue to have, significant influence with respect to our management, business plans and policies, including the appointment and removal of our directors and officers and the power to approve or deny the amendment of certain provisions of our second amended and restated certificate of incorporation and amended and restated bylaws. In the event that Platinum ceases to own shares of our stock representing 40% of the total voting power, for so long as Platinum continues to own a significant percentage of our stock, it will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through its voting power. The Investor Rights Agreement along with our second amended and restated certificate of incorporation entitle Platinum, for so long as Platinum has the right to nominate for election to our board of directors at least one director pursuant to the Investor Rights Agreement, to (i) designate a director nominated by Platinum who is then-serving on our board of directors as the chair of our board of directors and (ii) include, on each committee of our board of directors, at least one director nominated by Platinum, except to the extent such membership would violate applicable securities laws or stock exchange or stock market rules, or where the sole purpose of such committee is to address actual or potential conflicts of interest between Platinum and the Company. See “Certain Relationships and Related Person Transactions and Director Independence—Certain Relationships and Related Person Transactions—Investor Rights Agreement.” In addition, pursuant to the Investor Rights Agreement, for so long as Platinum has the right to nominate for election to our board of directors at least one director pursuant to the Investor Rights Agreement, upon Platinum's request, the Company will vote its shares in any subsidiary of the Company so as to elect a number of persons designated by Platinum to the board of directors or other similar governing body (or any committee thereof) of any subsidiary of the Company in proportion to Platinum's representation on our board of directors. Certain provisions of our second amended and restated certificate of incorporation and amended and restated bylaws may be amended only by the affirmative vote of the holders of at least 66 and 2/3% in voting power of the outstanding shares of our stock entitled to vote in the event Platinum beneficially owns less than 40% of the total voting power of all then-outstanding shares of our stock entitled to vote generally in the election of directors; provided, however, that any such alteration or amendment which would adversely affect the rights of Platinum set forth in our second amended and restated certificate of incorporation or our amended and restated bylaws shall require the prior written consent of Platinum. This would provide Platinum with a consent right over any such amendments.
Platinum is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or whose interests are otherwise not aligned with ours. Our second amended and restated certificate of incorporation provides that neither Platinum nor any of its affiliates or any director who is not employed by us or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Platinum and its affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our second amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
Among other things, these provisions:
•entitle Platinum, for so long as Platinum has the right to nominate for election to our board of directors at least one director pursuant to the Investor Rights Agreement, to designate a director nominated by Platinum who is then-serving on our board of directors as the chair of our board of directors;
•permit our board of directors to establish the number of directors; provided, however, that prior to the date that Platinum beneficially owns less than 40% of the total voting power of all then-outstanding shares of our stock entitled to vote generally in the election of directors, the prior written consent of Platinum is required in order to increase the number of directors to a number exceeding nine;
•permit our board of directors to fill vacancies and newly created directorships, subject to the rights granted to Platinum pursuant to our second amended and restated certificate of incorporation and the Investor Rights Agreement;
•establish a classified board of directors, as a result of which our board of directors is divided into three classes, with each class serving for staggered three-year terms;
•provide for the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 and 2/3% of the shares of Common Stock entitled to vote generally in the election of directors if Platinum and its affiliates cease to beneficially own at least 40% of shares of Common Stock entitled to vote generally in the election of directors;
•provide that, for so long as Platinum has the right to nominate for election to our board of directors at least one director pursuant to the Investor Rights Agreement, unless otherwise agreed by Platinum, each committee of our board of directors will include at least one director nominated by Platinum, except to the extent such membership would violate applicable securities laws or stock exchange or stock market rules, or where the sole purpose of such committee is to address actual or potential conflicts of interest between Platinum and the Company;
•provide for the ability of our board of directors to issue one or more series of preferred stock, including “blank check” preferred stock;
•designate Delaware as the sole forum for certain litigation against us;
•provide for advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual stockholder meetings;
•provide certain limitations on convening special stockholder meetings in the event Platinum beneficially owns less than 40% of the voting power of all outstanding shares of our stock entitled to vote generally in the election of directors;
•prohibit cumulative voting in the election of directors;

•provide that actions by our stockholders be taken only at an annual or special meeting of our stockholders, and not by written consent, in the event Platinum beneficially owns less than 40% of the voting power of all outstanding shares of our stock entitled to vote generally in the election of directors;
•require that prior to the date that Platinum beneficially owns less than 30% of the total voting power of all then-outstanding shares of our stock entitled to vote generally in the election of directors, a quorum for the transaction of business at all meetings of the board of directors must include at least one director nominated by Platinum;
•provide (i) that the board of directors is expressly authorized to alter or repeal our amended and restated bylaws and (ii) that our stockholders may only amend our amended and restated bylaws with the approval of 66 and 2/3% or more of all of the outstanding shares of our stock entitled to vote, in the event Platinum beneficially owns less than 40% of the total voting power of all then-outstanding shares of our stock entitled to vote generally in the election of directors; provided, however, that any such alteration or amendment which would adversely affect the rights of Platinum set forth in our second amended and restated certificate of incorporation or our amended and restated bylaws shall require the prior written consent of Platinum. This would provide Platinum with a consent right over any such amendments;
•provide that certain provisions of our second amended and restated certificate of incorporation may be amended only by the affirmative vote of the holders of at least 66 and 2/3% in voting power of the outstanding shares of our stock entitled to vote, in the event Platinum beneficially owns less than 40% of the total voting power of all then-outstanding shares of our stock entitled to vote generally in the election of directors; provided, however, that any such alteration or amendment which would adversely affect the rights of Platinum set forth in our second amended and restated certificate of incorporation or our amended and restated bylaws shall require the prior written consent of Platinum. This would provide Platinum with a consent right over any such amendments; and
•provide that no decrease in the authorized number of directors shall shorten the term of any incumbent director, including, without limitation, any Platinum director.
Any provision of our second amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock. In addition, our stockholders may be limited in their ability to obtain a premium for their shares.
In addition, pursuant to the Investor Rights Agreement, Platinum has the right to designate nominees to our board of directors subject to the maintenance of certain ownership requirements with respect to shares of our capital stock. See “Certain Relationships and Related Person Transactions and Director Independence—Certain Relationships and Related Person Transactions—Investor Rights Agreement.” The Investor Rights Agreement also provides that we will not, without the prior consent of Platinum, grant to any person the right to require that we register any securities or the right to require that we include securities owned by such person in any registration by us, unless under the terms of such arrangement Platinum may include securities in such registration and then only to the extent that the inclusion of securities owned by such person does not limit the number of registrable securities included or adversely affect the offering price. In addition, subject to the terms of the Investor Rights Agreement, we will not effect a stock split, recapitalization or take any similar action with respect to our shares of Common Stock that would materially and adversely affect the ability of Platinum to include registrable securities in a registration statement pursuant to the Investor Rights Agreement or that would adversely affect the marketability of such registrable securities in such registration statement in any material respect.

Risks Related to Our Organizational Structure
McGraw Hill, Inc. is a holding company. Our sole material asset is our indirect equity interest in McGraw-Hill Education, Inc., and as such, we will depend on our subsidiaries for cash to fund all of our expenses.
McGraw Hill, Inc. is a holding company and has no material assets other than our ownership of the stock of McGraw-Hill Education, Inc. Our ability to pay cash dividends will depend on the payment of distributions by our current and future subsidiaries, including McGraw-Hill Education, Inc., and such distributions may be restricted by covenants in our Credit Agreements and the Indentures and by any future agreements governing their indebtedness.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
The Company and its subsidiaries are subject to taxes by the U.S. federal, state, local and non-U.S. tax authorities. The future effective tax rates applicable to the Company and its subsidiaries as a group could be subject to volatility or adversely affected by a number of factors, including changes in the valuation of our deferred tax assets and liabilities, tax effects of stock-based compensation or changes in tax laws, regulations or interpretations thereof. In addition, we and our subsidiaries may be subject to audits of our income, sales and other taxes by U.S. federal, state, local and non-U.S. taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
Risks Related to Ownership of Our Common Stock
Future offerings of debt or equity securities by us may have a material adverse effect on the market price of our Common Stock.
In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Common Stock or by offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Any future debt financing could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Moreover, if we issue debt securities, the debt holders would have rights to make claims on our assets senior to the rights of our holders of our Common Stock. The issuance of additional shares of our Common Stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Common Stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may have a material adverse effect on the amount, timing, or nature of our future offerings. Thus, holders of our Common Stock bear the risk that our future offerings may reduce the market price of our Common Stock and dilute their stockholdings in us.
As a publicly traded company, we are required to design, implement and maintain adequate internal control over financial reporting. Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and the price of our Common Stock, and could result in our financial statements becoming unreliable.
As a privately held company prior to our initial public offering, we were not required to evaluate the effectiveness of our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by the rules and regulations of the SEC regarding compliance with

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). As a publicly traded company, we are now subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate the design and operating effectiveness of our internal control over financial reporting.
Reporting obligations as a publicly traded company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel for the foreseeable future. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports and will be less able to detect and prevent fraud.
In addition, as a publicly traded company, we are required to document and test our internal control over financial reporting pursuant to Section 404 so that our management can certify as to the effectiveness of our internal control over financial reporting. We are required to comply with Section 404 in full (including an auditor attestation on management’s internal controls report) in our annual report on Form 10-K for the year following our first annual report required to be filed with the SEC (subject to any change in applicable SEC rules). In addition, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with the rules and regulations of the SEC over Section 404 will correspondingly increase. Section 404(a) requires that, beginning with our second annual report following our initial public offering, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Section 404(b) requires our independent registered public accounting firm to issue an annual report that attests to the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We expect our first Section 404(a) assessment will take place for our annual report for the fiscal year ending March 31, 2027. We are in the process of evaluating our internal controls to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal controls over financial reporting.
Upon completion of the process of evaluating our internal controls, we may identify control deficiencies of varying degrees of severity under applicable SEC and the Public Company Accounting Oversight Board (the “PCAOB”) rules and regulations that require remediation. As a publicly traded company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.
To comply with the requirements of being a publicly traded company, we have undertaken various actions, and may need to take additional actions, such as implementing and enhancing our internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, if we are required to make restatements of our financial statements, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy, completeness or reliability of our financial reports and the trading price of our Common Stock may be adversely affected, and we could become subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to the capital markets.
Further, failure to comply with applicable laws and regulations and failure to maintain an effective system of internal controls may subject us to fines or sanctions and incurrence of substantial legal fees and costs. Our operating expenses could increase due to implementation of and compliance with existing and future laws and regulations or remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.
Our stock price may change significantly, and stockholders may not be able to resell shares of our Common Stock at or above the price paid or at all and could lose all or part of their investment as a result.
The price of our Common Stock has been and may continue to be volatile, and stockholders may not be able to resell their shares at or above the public offering price due to a number of factors such as those listed in “—Risks Related to Our Customer Markets” and the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors compared to market expectations;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•changes in market valuations of, or earnings and other announcements by, companies in our industry;
•declines in the market prices of stocks generally, particularly those of information technology companies;
•departures of key management personnel;
•strategic actions by us or our competitors;
•announcements by us, our competitors or our vendors of significant contracts, price reductions, new products or technologies, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;
•changes in preference of our customers;
•changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer spending environment;
•changes in business or regulatory conditions which adversely affect our industry or us;
•future issuances, exchanges or sales, or expected issuances, exchanges or sales of our Common Stock or other securities;
•investor perceptions of or the investment opportunity associated with our Common Stock relative to other investment alternatives;
•investors’ responses to press releases or other public announcements by us or third parties, including our filings with the SEC;
•adverse resolutions relating to new or pending litigation or governmental investigations;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•the development and sustainability of an active trading market for our stock;
•changes in accounting principles; and
•other events or factors, including those resulting from informational technology system failures and disruptions, natural disasters, war, acts of terrorism or responses to these events.
Furthermore, the stock market has experienced, and may continue to experience, extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
Because we have no current plans to pay cash dividends on our Common Stock, stockholders may not receive any return on investment unless they sell their Common Stock for a price greater than that which they paid for it.
We currently expect to retain all available funds and future earnings for use in the operation and expansion of our business, as well as the repayment of debt, and have no current plans to pay dividends on our Common Stock. The declaration, amount and payment of any future dividends on our Common Stock will be at the sole discretion of our board of directors. In making such decisions regarding any future dividends, our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual and tax implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our Credit Agreements, the Notes and other indebtedness we may incur and such other factors as our board of directors may deem relevant. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”
Therefore, any return on investment in our Common Stock is solely dependent upon the appreciation of the price of our Common Stock on the open market, which may not occur. Accordingly, stockholders may need to sell their shares of our Common Stock to realize a return on their investment, and stockholders may not be able to sell their shares at or above the price they paid for them. As a result, stockholders may not receive any return on an investment in our Common Stock unless they sell our Common Stock for a price greater than their purchase price.
If securities or industry analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our Common Stock relies and will continue to rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts stop covering us or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Changes in tax laws may impact the tax treatment of income or gains on our Common Stock.
The tax treatment of the Common Stock may be subject to change, including changes in tax laws and regulations or interpretations of such laws. You should consult your tax advisor regarding the potential application of proposed legislation or regulations. We cannot predict whether any particular change in tax law will be enacted or, if enacted, what the specific provisions or the effective date of any such change would be, or whether it would have any effect on holders or beneficial owners of our Common Stock.
We have incurred and will continue to incur significantly increased costs and are subject to additional regulations and requirements as a result of recently becoming a publicly traded company, and our management is and will continue to be required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult to run our business.
As a result of recently becoming a publicly traded company, we have incurred and will continue to incur significant legal, regulatory, finance, accounting, investor relations and other expenses that we did not previously incur as a privately held company, including costs associated with applicable reporting requirements. As a result of having publicly traded Common Stock, we are also required to comply with, and incur costs associated with such compliance with, the Sarbanes-Oxley Act and the Dodd-Frank Act, the PCAOB, as well as rules and regulations implemented by the SEC and the NYSE. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. We anticipate that these costs will materially increase our general and administrative expenses. Our management needs to devote a substantial amount of time to ensure that we comply with all of these requirements, including expanded corporate governance standards, diverting the attention of management away from revenue-producing activities.
In addition, these laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a publicly traded company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.
If we or Platinum sell additional shares of our Common Stock or are perceived by the public markets as intending to sell them, the market price of our Common Stock could decline.
The sale of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our Common Stock in the future at a time and at a price that we deem appropriate. As of March 31, 2026, we had a total of 191,146,027 shares of our Common Stock outstanding. Platinum has and will continue to have the right, subject to certain exceptions and conditions, to require us to register its shares of Common Stock under the Securities Act, and it will have the right to participate in future registrations of securities by us. See “Certain Relationships and Related Person Transactions and Director Independence—Certain Relationships and Related Person Transactions—Investor Rights Agreement.” Registration of any of these outstanding shares of Common Stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement. By exercising its registration rights and selling a large number of shares, Platinum could cause the prevailing market price of our shares of Common Stock to decline. These factors could make it more difficult for us to raise additional funds through future offerings of our shares of Common Stock or other securities.

If our directors, executive officers or significant stockholders sell a substantial amount of our Common Stock or are perceived by the public markets as intending to sell them, the market price of our Common Stock could decline or may make it more difficult for stockholders to sell their shares at a price they deem appropriate.
Sales of a substantial amount of shares of our Common Stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could cause the market price of our Common Stock to decline and may make it more difficult for stockholders to sell their Common Stock at a time and price that they deem appropriate. As of March 31, 2026, we had a total of 191,146,027 shares of our Common Stock outstanding. Sales of a substantial number of such shares or the perception that such sales may occur could cause our market price to fall or make it more difficult for stockholders to sell their Common Stock at a time and price that they deem appropriate.
Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our second amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 100,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our second amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our Common Stock, which may reduce its value.
Claims for indemnification by our directors, officers or Platinum Advisors may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by the Delaware General Corporation Law (the “DGCL”).
In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by the DGCL, which provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that any such person is not entitled to indemnification;
•we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaws provisions to reduce our indemnification obligations to directors, officers, employees and agents.
The Investor Rights Agreement contains indemnification and contribution provisions by us for the benefit of Platinum, each of its representatives and affiliates and each underwriter of registrable securities, to the fullest extent permitted by applicable law, subject to certain limited exceptions, including that we will not be liable to the extent any loss arises out of any untrue statement or omission included in any registration statement, prospectus or related document in reliance on information provided by Platinum or such underwriter stated to be used in such registration statement, prospectus or related document. In addition, the Investor Rights Agreement provides that if we retain Platinum Advisors to provide corporate and advisory services to us, then we shall reimburse Platinum Advisors for all third-party costs incurred in rendering such services and indemnify Platinum Advisors against all liabilities incurred in connection with such services, subject to certain exceptions. See “Certain Relationships and Related Person Transactions and Director Independence—Certain Relationships and Related Person Transactions—Investor Rights Agreement.”
Our second amended and restated certificate of incorporation contains exclusive forum provisions for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our second amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of any fiduciary duty owed by, or other wrongdoing by, any of our directors, officers, employees or agents to us or our stockholders, creditors or other constituents, or a claim of aiding and abetting any such breach of fiduciary duty, (3) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the DGCL or our second amended and restated certificate of incorporation or amended and restated bylaws, (4) any action to interpret, apply, enforce or determine the validity of the second amended and restated certificate of incorporation or amended and restated bylaws, (5) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine of the State of Delaware or (6) any action asserting an “internal corporate claim,” as that term is defined in Section 115 of the DGCL. As described below, this provision does not apply to suits brought to enforce any duty or liability created by the Securities Act or Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Our second amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts will be the exclusive forum for the resolution of any actions or proceedings asserting claims arising under the Securities Act against us or any of our directors, officers or other employees.
To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Neither the exclusive forum provision nor the federal forum provision of our second amended and restated certificate of incorporation applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our second amended and restated certificate of incorporation contains a federal forum provision which provides that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our decision to adopt such a federal forum provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurances that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our second amended and restated certificate of incorporation, including the federal forum provision. Additionally, our stockholders cannot waive compliance with the federal securities laws and rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our second amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
McGraw Hill is committed to maintaining a robust cybersecurity program to protect our digital platforms and the systems and data that support our products and operations, including customer data. We continuously monitor the cybersecurity landscape and adapt our strategy and governance practices to address evolving threats.
Our cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and informed by System and Organization Controls (“SOC 2 Type 2”) criteria. This program is designed to support a continuous process for identifying, assessing, and managing cybersecurity risks across our systems, products, and third-party relationships.
We maintain a cybersecurity risk management program that incorporates a layered, defense-in-depth approach and includes processes for detecting, responding to, and mitigating cybersecurity threats and incidents. We engage independent third-party experts to support the evaluation and ongoing improvement of our cybersecurity program, and we require employees and contractors to complete cybersecurity training and policy attestations on a regular basis.
As part of the Program:
•Framework-aligned controls: We maintain a structured set of policies, standards, and operational procedures that define security expectations and enable consistent control implementation across our systems and digital products. These are regularly reviewed and updated to address emerging risks and changes in the business.

•Dedicated cybersecurity operations: We operate a dedicated cybersecurity function led by our Chief Information Security Officer (“CISO”). The function includes a dedicated Security Operations Center (“SOC”) that provides 24/7 continuous monitoring capabilities, to detect, investigate, and respond to potential threats and security events across our environment.
•Security testing and continuous monitoring: We employ a combination of automated and manual processes, including continuous vulnerability scanning, annual penetration testing, a public Vulnerability Disclosure Program, and internal and external monitoring. Identified vulnerabilities are prioritized and remediated based on risk and severity.
•Incident response and escalation: We maintain a formal incident response program designed to identify, assess, and respond to cybersecurity incidents. Incidents are evaluated based on severity and potential business impact, with escalation to senior leadership and coordination across relevant functions as appropriate.
•Third-party risk management: We assess and manage cybersecurity risks associated with third-party service providers through due diligence, contractual requirements, and ongoing monitoring.
•Resilience and business continuity: We maintain disaster recovery and business continuity capabilities designed to support the availability of critical systems and services and test these capabilities periodically.
While we maintain a comprehensive and continuously evolving cybersecurity program, cyber threats are becoming increasingly sophisticated, and no system or set of controls can provide absolute assurance against all risks. We have in the past experienced cybersecurity threats, including previous cybersecurity incidents. However, no such incident has materially affected, or is reasonably likely to materially affect, our business strategy, results of operations or financial condition. See Item 1A, “Risk Factors”, for more information on the cybersecurity threats facing our Company.
Governance
Cybersecurity oversight is embedded within McGraw Hill’s governance framework and involves both management and board-level engagement.
•Management oversight: The CISO is responsible for leading the cybersecurity program, including strategy, risk management, control implementation, and incident response. The CISO reports to our Chief Digital and Information Officer (“CDIO”) and works closely with technology leadership and cross-functional stakeholders, including our Legal, Risk & Compliance, and Engineering teams, to manage cybersecurity risks across the organization. The CDIO, who reports to the Chief Executive Officer (the “CEO”), has over 30 years of experience in technology leadership across multiple industries. The CISO has more than 10 years of experience in cybersecurity and IT governance, with deep expertise in designing and operating enterprise security programs, and holds a Certified Information Systems Security Professional (CISSP) certification.
•Incident governance and escalation: Cybersecurity incidents are managed through defined processes, with escalation to senior leadership based on incident severity and potential business impact, as appropriate. Significant incidents are communicated to executive leadership and, where appropriate, the Audit Committee of our board of directors.
•Performance monitoring and reporting: Key cybersecurity metrics, including incident response performance, vulnerability management, and third-party risk assessments, are published monthly and shared with technology leadership, and cross-functional stakeholders including our Legal, Risk Management, and Internal Audit teams, to support informed decision-making and continuous improvement.

•Independent assessment and assurance: Our cybersecurity program is subject to independent third-party assessments, including annual SOC 2 Type 2 audits, penetration testing, and other compliance-related reviews. Findings are tracked through remediation processes and re-tested to validate resolution.
•Board of directors-level oversight: The Audit Committee receives quarterly updates on cybersecurity risks, program maturity, and security incidents, supporting active oversight of the Company’s cybersecurity posture. The Audit Committee subsequently reports its findings to the board of directors.
Item 2. Properties
Our corporate headquarters are located in owned premises at 8787 Orion Place, Columbus, Ohio 43240. We lease offices, warehouses and other facilities at 28 locations, of which eight are in the United States. In addition, we occupy real property that we own at three locations in the United States. Our properties consist primarily of office space used by our operating segments, and we also utilize warehouse space and distribution centers. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.
The properties listed in the table below are our principal owned and leased properties:

Location	Lease Expiration	Approximate Area (Sq. Ft.)	Principal Use of Space
Owned Premises:
Blacklick, Ohio	Owned	548,144	Warehouse & Office
Monterey, California	Owned	209,204	Office
Columbus, Ohio	Owned	170,615	Office
Leased Premises:
Groveport, Ohio	2027	667,672	Warehouse & Office
New York, New York(1)	2035	136,176	Office
Chicago, Illinois	2029	37,031	Office
Noida, Uttar Pradesh, India	2031	35,715	Office
______________
(1)In October 2025, the Company entered into a sublease agreement for 75,566 square feet of its New York office space. The sublease expires in 2035, which corresponds to the remaining term of the Company’s master lease for the premises.
In addition, we own and lease other offices that are not material to our operations.
Item 3. Legal Proceedings
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. Other than as described in Note 20, “Commitments and Contingencies—Legal Matters,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we do not believe that any pending legal proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Common Stock, par value $0.01 per share, began trading on the NYSE under the symbol “MH” on July 25, 2025. Prior to that date, there was no public trading market for our Common Stock.
Holders of Record
As of June 4, 2026, there were approximately 9 stockholders of record of our Common Stock. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Dividend Policy
We currently expect to retain all available funds and future earnings for use in the operation and expansion of our business and have no current plans to pay dividends on our Common Stock. The declaration, amount and payment of any future dividends on our Common Stock will be, subject to compliance with applicable law, at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual and tax implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our ABL Revolving Credit Facilities, Cash Flow Credit Agreement, Indentures and other indebtedness or preferred securities we may incur or issue and such other factors as our board of directors may deem relevant. If we elect to pay such dividends in the future, we may reduce or discontinue entirely the payment of such dividends at any time.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
For information regarding the Securities Authorized for Issuance under Equity Compensation Plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.
Stock Price Performance Graph
The performance graph below compares the cumulative total return to our stockholders with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly-traded peers for the period beginning July 25, 2025, the day our Common Stock commenced trading on the NYSE, through March 31, 2026. The peer group consists of Blackbaud, Inc., Coursera, Inc., Duolingo, Inc., FactSet Research Systems Inc., Informa plc, John Wiley & Sons, Inc., Morningstar, Inc., The New York Times Company, Pearson plc, Pegasystems Inc., PTC Inc., Scholastic Corporation, Stride, Inc., Tyler Technologies, Inc., and Ziff Davies, Inc. The graph assumes that $100 was invested on July 24, 2025 in each of our Common Stock, the S&P 500 Index, and the peer group index, and that all dividends were reinvested. The comparisons are shown based on historical data and are not indicative of, nor intended to forecast, the future performance of our Common Stock.

	7/24/2025	9/30/2025	12/31/2025	3/31/2026
McGraw Hill, Inc.	$100.00	$73.82	$97.06	$80.59
S&P 500 Index	$100.00	$105.37	$108.17	$103.48
Peer Group Index	$100.00	$95.11	$84.01	$70.58
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Exchange Act or the Securities Act.

Item 6. [Reserved.]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Company Overview
McGraw Hill is a leading global provider of education solutions for K-12, higher education and professional learning markets. We are helping shape the education industry by providing access to effective learning experiences that improve outcomes and opportunities for all. McGraw Hill operates at the intersection of proprietary content, software and data, using artificial intelligence to deliver personalized learning experiences at global scale, driving positive outcomes throughout the entire learning lifecycle. For more than 137 years, McGraw Hill has built one of the world’s most recognized education brands with over 100 million active student and educator curriculum licenses worldwide.

Demand for personalized content, delivered via intuitive digital solutions is reshaping the industry as educators continue to leverage technology, including generative AI, to meet students where they are in their learning journey.
The business is comprised of the following four reportable segments:
•K-12: The Company provides end-to-end core, supplemental and intervention curricula to support the needs of U.S. K-12 schools. The Company sells blended digital and print learning solutions directly to school districts across the United States.
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
Recent Developments
Stock Conversion and Stock Split
In connection with the Company's initial public offering, on July 23, 2025, the Company converted all of its outstanding Class A voting Common Stock and Class B non-voting Common Stock into a single class of Common Stock on a 1-for-1 basis (the “Stock Conversion”) and effected a 1.06555-for-1 stock split (the “Stock Split”) of the Company's Common Stock, including the shares of Common Stock underlying outstanding stock options. The par value of the Company’s Common Stock was not adjusted and 166,611,519 shares of Common Stock with a par value of $0.01 per share, were outstanding as a result of the Stock Split. All share and per share data has been presented on the basis of the Stock Split for all the periods presented within these consolidated financial statements.
Initial Public Offering
On July 25, 2025, the Company completed its initial public offering in which we issued and sold 24,390,000 shares of our Common Stock at a public offering price of $17.00 per share. The Company received $385.7 million in net proceeds, after deducting $21.8 million of underwriting discounts and commissions and approximately $7.2 million in estimated offering expenses. The underwriters were granted a 30-day option to purchase up to an additional 3,658,500 shares of Common Stock from the Selling Stockholder (as defined herein) solely to cover over-allotments. The underwriters did not exercise this option.

Factors Affecting Our Performance
Our results of operations have been, and will continue to be, affected by many factors. While these factors present opportunities for our business, they also pose challenges and risks that we must address in order to sustain growth and improve our results of operations.
Cross-Sell and Up-Sell to Existing Customers
Our institutional relationships and product innovations support our ability to expand existing customer relationships through up-selling and cross-selling of existing solutions and offering new solutions that address emerging customer needs, which contributes to incremental revenue growth and improved retention. Our ability to increase sales to existing customers will depend on a number of factors, including the level of satisfaction with our solutions, competition, pricing, economic conditions and spending by customers on our solutions.
Ability to Acquire New Customers
We seek new customers onto our learning solutions with our brand, global go-to-market reach and product portfolio. Our ability to attract new customers is dependent upon a number of factors, including the features and pricing of our solutions, the effectiveness of our marketing efforts, the marketing and distribution of our solutions and the continued growth in demand for digital learning solutions across the education end-markets we serve. Our Evergreen delivery model provides on-demand and regularly updated digital content directly to existing learning solutions and for the fiscal year ended March 31, 2026, we derived approximately 68% of Higher Education revenue through this model.
Data and AI Driven Product Differentiation
We leverage data-driven insights from billions of learning interactions. For the fiscal years ended March 31, 2026 and 2025, McGraw Hill had approximately 26.7 million and 26.2 million paid digital users, respectively, and we recorded more than 25.6 billion learning interactions, across McGraw Hill solutions in the fiscal year ended March 31, 2026. These interactions generate insights into student performance and academic growth over time. Our platforms create a continuous data flywheel in which learning interactions generate new insights that improve our AI models and enhance personalization, driving increased adoption, engagement and improved customer retention.
Ability to Invest in Technology-Enabled Innovation Across the Learning Lifecycle
Our scale, distribution capabilities and breadth of offerings across the learning lifecycle support continued investment in technology-enabled solutions and product innovation. We expect these investments to support revenue growth through new learning solutions that offer data-driven personalized learning experiences, interactive simulations, 3-D models, experiential learning activities and generative AI tools. In K-12, while we are still providing print solutions to K-12 students, we continue to drive growth across supplemental and intervention solutions, integrated curriculum solutions, and Career and Technical Education, AP and assessment solutions. We have launched McGraw Hill Plus across 12 states and have applied for a patent in connection with this product. In Higher Education, we are exploring new market opportunities in student study solutions, Career and Technical Education, dual enrollment solutions, short courses, badging, and employability, workplace preparedness content solutions and micro-credentialing. We are also focused on driving growth in the global professional sector through the development of our global medical education solutions and undergraduate medical student learning solutions.
Ability to Invest in Sales and Marketing
Our global go-to-market reach is a key component of our strategy. We employed approximately 1,500 sales professionals worldwide as of March 31, 2026, which we believe is among the largest sales force in the global education market. This provides us with a vast reach which drives considerable competitive advantages for our organization. We plan to continue investing in our sales and marketing efforts, including adding sales personnel and expanding marketing activities, to support customer acquisition, cross-selling and our business growth. Our selling and marketing expense totaled approximately $378.7 million for the fiscal year ended March 31, 2026.
Ability to Increase Our International Presence
We deliver our proprietary content and learning solutions in more than 100 countries and in more than 80 languages, with translations adapted to local customs and cultures, as needed. Our international sales force with local market expertise across key business regions is core to our international strategy. We remain focused on expanding our international presence in both English- and non-English-speaking countries by leveraging our existing investment in digital solutions, including bringing local products onto our Connect platform and expanding our ALEKS offerings internationally.
Components of Results of Operations
Revenue
K-12
We derive revenue primarily from the sale of digital learning solutions, print offerings and other instructional materials. Our revenue is driven primarily by sales volume and, to a lesser extent, changes in unit pricing. Our revenue is comprised of product sales less an allowance for sales returns. The required revenue deferral period for digital solutions in K-12 is significantly greater than in Higher Education due to the longer, multi-year contractual terms of our customer arrangements in K-12 (typically five to eight years).
Sales volumes are driven primarily by the availability of funding for instructional materials. Most public school districts are largely dependent on state and local funding for the purchase of instructional materials, which correlate with state and local receipts from income, sales and property taxes.
The varying purchasing cycles across states have a significant impact on our sales volumes. We monitor the purchasing cycles for specific disciplines across states to manage our product development and to plan sales campaigns. Our sales may be materially impacted by the purchasing schedules of states with large K-12 populations such as Florida, California and Texas, which have state wide procurement patterns.
Sales volume in the U.S. K-12 market is also affected by changes in state curriculum standards and by student enrollment. Changes in state curriculum standards require that instructional materials be revised or replaced to align to the new standards, which historically has driven demand for core programs. School enrollment is highly predictable, as it correlates with the overall change in birth rates in the United States.
Our product pricing is generally determined at the time our products are adopted by a state or district. Price has historically been of lesser importance than curriculum quality and service levels in state and district purchasing decisions. Most of our program offerings are hybrid, incorporating both print and digital elements.
Revenue from print products is recognized when control transfers to the customer which is typically at the time of shipment, which closely aligns with when a school district takes possession of the required number of products at the outset of a multi-year procurement cycle and is included within Transactional Revenue. Print products are typically re-used by students over the multi-year procurement cycle, and school districts will occasionally purchase replacement products due to wear or increasing enrollment over the multi-year procurement cycle. Sales of these replacement products are known as residual sales, from which we derive a significant portion of our revenue.

Our online and digital solutions are sold as a subscription, which states and districts pay for at the beginning of a multi-year contract. We typically defer revenue related to online and digital solutions sold as a subscription upfront and recognize it ratably over the term of the subscription period and is included within Re-occurring Revenue. Revenue for multi-year print products (e.g., workbooks) is deferred when we enter into a multi-year contract and is recognized when delivery takes place, often at the beginning of each academic year over the contract term and is included within Re-occurring Revenue. As our customers purchase more of our digital and hybrid learning solutions, the percentage of our revenue that is deferred at the time of sale continues to increase. The total amount of the sale and the cash received upfront for a fully-digital or hybrid program is comparable to a fully print program; however, the time period over which the revenue is recognized increases with the shift to digital. The difference in our revenue recognition policies between print and digital solutions has caused comparisons of current and historical revenue to less accurately reflect the actual sales performance of our business during this time of transition.
Unlike our Higher Education segment, sales returns in our K-12 segment have an immaterial impact on revenue because we sell directly to school districts, which are better able to predict end demand and are limited to primary market purchases.
Higher Education
We derive revenue primarily from the sale of digital learning solutions and content, and instructional materials. Our digital and print revenue is a function of sales volume and, to a lesser extent, changes in unit pricing. Our revenue is comprised of product sales less an allowance for sales returns.
Our business is driven by our ability to maintain and win instructor adoptions and purchasing decisions made by students. Trends in student enrollment impacts the number of students requiring our digital and print solutions. Because instructors are the ultimate decision makers for content and instructional materials to be used in their courses, we compete for instructor adoptions of our products.
After an instructor has adopted our products for use in his or her course, students have the option to purchase new content and instructional materials, purchase used versions of printed materials, rent printed materials or forgo the acquisition of course content and materials altogether. As digital solutions are adopted by more instructors, and increasingly become part of the instructors’ graded curriculum, more students are purchasing our digital solutions. This trend has increased sales of our digital solutions and is resulting in more predictable revenue as sales volumes begin to more closely align with trends in student enrollment. Sales of our digital subscription services provide a predictable and stable revenue stream, with an NDR (as defined herein) of 114%, 110% and 110% for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
Revenue for our print products is recognized when the performance obligation is satisfied which is at the time of shipment to our distribution partners, who typically order products several weeks before the beginning of an academic semester to ensure sufficient physical product inventory and is included within Transactional Revenue. Revenue for our digital products generally sold as subscriptions, which are paid for at the time of sale or shortly thereafter, are recognized over the term of the subscription period as the performance obligation is satisfied and is included within Re-occurring Revenue. In most cases, students purchase digital products at the beginning of the academic semester, or shortly thereafter, which has tended to shift the timing of revenue to later in the academic year as we sell more digital products and fewer print products. In addition, the difference in our revenue recognition policies between print and digital products has caused comparisons of current and historical revenue to less accurately reflect the actual sales performance of our business during this time of transition.
Revenue is also impacted by our allowance for sales returns. To more accurately reflect the economic impact of returns on our operating performance, we reserve a percentage of our gross sales in anticipation of these returns when calculating our revenue. This reserve has declined in recent years as we shift from sales of print products to digital learning solutions, which experience a much lower return rate.
Global Professional
We derive revenue globally from the sale of digital subscription services and content in both digital and print formats. Our digital and print revenue is a function of sales volume and, to a lesser extent, changes in unit pricing. Our revenue is comprised of product sales less an allowance for sales returns.
Sales volume is driven by demand for subscription-based, professional content and by growth in knowledge-based industries, especially in the medical and engineering fields. We expect the market for professional education resources to grow, particularly among professions that are experiencing more rapid job growth.
Sales of our digital subscription services provide a predictable and stable revenue stream, with an NDR of 101%, 105% and 103% for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
Revenue for print products is typically recognized when the performance obligation is satisfied, which is at the point of shipment and is included within Transactional Revenue, while revenue from digital subscriptions is recognized over the term of the subscription period as the performance obligation is satisfied and is included within Re-occurring Revenue. The continued shift from print to digital will increase the percentage of our sales that are deferred at the time of sale and recognized over the contractual term. The difference in our revenue recognition policies between print and digital solutions has caused comparisons of current and historical revenue to less accurately reflect the actual sales performance of our business during this time of transition.
International
We derive revenue primarily from the sale of digital learning solutions and content, print content and instructional materials to the K-12 and higher education markets in more than 100 countries worldwide. Our revenue is a function of the market conditions in the countries in which we operate and our ability to expand our sales to customers in these countries and to new countries. A majority of our international revenue is generated by selling our language products, which were originally created for the U.S. market, internationally with translations adapted to local customs and cultures, as needed. Our revenue is comprised of product sales less an allowance for sales returns.
Our International business covers five major regions. Each of these regions and the underlying country performance can be impacted by the economy, government policy and competitive situations. These regions and the general revenue drivers for each are as follows:
•EMEA: The majority of our business is driven by Higher Education and the sale of original U.S. product translations and adaptations of those products. Our K-12 business in Spain is primarily driven by the development and sale of local original publications and is subject to the cyclical nature of government-driven curriculum renewals. Our K-12 business in the Middle East is primarily driven by print and digital orders for U.S. products as well as translations and adaptations.
•Asia Pacific: Our business is driven by Higher Education and K-12 from English Language Learning and the translation of content into local languages where applicable. Our Australian business is primarily driven by the sale of original U.S. Higher Education product as well as adaptations. In southeast Asia, we operate across many jurisdictions, some of which are subject to volatile political and economic conditions.
•India: Our product portfolio in India primarily consists of local publishing programs, followed by adaptations of U.S. products.

•Latin America: Our business is driven by Higher Education and K-12 (including English Language Learning). From a regional perspective, our largest market is Mexico. The majority of our Higher Education revenue is derived from the sale of original U.S. products that have been translated and/or adapted. Our K-12 business is primarily driven by the development and sale of local/original publications and is subject to the cyclical nature of government-driven curriculum renewals. Latin America’s business is exposed to volatile political and economic conditions.
•Canada: The majority of our business is driven by Higher Education, primarily original U.S. Higher Education products as well as translations and adaptations.
Product pricing varies by region and country with pricing comparable to equivalent products sold in the United States. in some instances. Within developing economies, price points tend to be lower than in the United States, dictated by the economic conditions prevalent in that country.
Foreign exchange rates also impact our international revenue as the functional currency is often the local currency of the countries in which we operate. As a result, we are exposed to currency fluctuations in translating our financial results into U.S. dollars. In the fiscal year ended March 31, 2026, approximately 57% of our international sales were denominated in currencies other than the U.S. dollar. We monitor the impact of foreign currency movements and the correlation between local currencies and the U.S. dollar. We also periodically review our hedging strategy and may enter into other arrangements as appropriate.
Revenue recognition for international products is similar to products sold in the U.S. Revenue for print products is typically recognized upon shipment and is included within Transactional Revenue, while revenue from digital subscriptions is recognized over the term of the subscription period and is included within Re-occurring Revenue. The difference in our revenue recognition policies between print and digital solutions has caused comparisons of current and historical revenue to less accurately reflect the actual sales performance of our business during this time of transition.
Cost of Sales (Excluding Depreciation and Amortization)
Cost of sales (excluding depreciation and amortization) include variable costs such as paper, printing and binding, inventory obsolescence, certain transportation and freight costs related to our products, as well as content-related royalty expenses, directly related hosting costs and gratis costs (products provided at no charge as part of the sales transaction) for both print and digital products. Gratis costs are predominately incurred in our K-12 business and vary based upon the level of state sales during a given period.
Due to the inherent subjectivity in the classification of costs between cost of sales and operating and administrative expense across our industry, we do not focus on gross profit or gross margin as key operating metrics for our business. Additionally, the classification of costs between cost of sales and operating and administrative expense does not impact Adjusted EBITDA or Adjusted EBITDA by segment.
Operating and Administrative Expenses
Our operating and administrative expenses include the expenses of our employees and outside vendors engaged in our marketing, selling, editorial and administrative activities as well as product development expenditure amortization. A significant component of our total operating and administrative expense relates to our ongoing investment in our digital ecosystem. These costs are both fixed and variable in nature and while we are committed to continue significant digital investment, our annual expenditures have stabilized as our major initiatives and the build-out of certain foundational capabilities conclude.
Costs associated with design and content creation for both digital and print products are capitalized as a component of product development expenditures. Capitalized product development expenditures are subsequently amortized as a component of operating and administrative expenses.

We incur additional digital related costs, including content tagging and digital solutions hosting, which have increased as the digital transformation continues. We rely primarily on internal resources to develop and maintain our digital platforms, host our digital solutions and tag our digital content, and these costs have no clear attribution to specific products and do not directly correlate to sales of products. As a result, we have classified these costs within operating and administrative expenses.
We incur expense for products provided to decision makers in the educational materials purchasing process as part of our sampling program, primarily in our K-12 business. Annual samples expense can vary significantly depending upon the multi-year procurement cycle and the mix of programs being considered. As our revenue continues to shift from print offerings to digital solutions, we expect the expense incurred for sampling to decline.
As of March 31, 2026, we had approximately 1,500 sales professionals worldwide who maintain close relationships with the individual instructors that represent the primary decision makers in the higher education market and the states, school districts and individual schools that primarily make purchase decisions in the K-12 market. We incur significant selling and market expense to maintain and support our extensive sales force. As revenue grows in the future, we expect to see modest increases in selling and marketing expense that will vary with the K-12 sales opportunity in a given year.
Depreciation
Our depreciation expense primarily includes depreciation related to our property, plant and equipment and amortization of our deferred technology costs.
Our property, plant and equipment consists of our buildings, leasehold improvements, furniture, fixtures and equipment. Buildings are depreciated over varying periods from 10 to 40 years, leasehold improvements are depreciated over the shorter of the life of the lease or the life of the asset and furniture, fixtures and equipment are depreciated over varying periods not exceeding 12 years. We record depreciation on a straight-line basis over the asset's estimated useful life. Our deferred technology costs consist of certain software development and website implementation costs. These costs are amortized from the period the software is ready for its intended use over its estimated useful life, generally three years, using the straight-line method.
Depreciation expense for the fiscal years ended March 31, 2026, 2025 and 2024 was $82.0 million, $66.7 million and $53.0 million, respectively.
Amortization of Intangibles
Our intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of customer relationships, content rights, trade names and technology. The largest component of our intangibles asset balance is related to content which is amortized over a period of 10 to 15 years. The remaining balances are being amortized over varying periods of time from one to 14 years from the date of acquisition.
Intangible asset amortization expense for the fiscal years ended March 31, 2026, 2025 and 2024 was $223.6 million, $239.0 million and $254.9 million, respectively.
Interest Expense (Income), Net
Our interest expense (income), net primarily includes interest related to our indebtedness, including the amortization of deferred financing fees and debt discounts, and outstanding finance lease and other financing obligations.
Interest expense varies based on the amount of indebtedness outstanding and the rates at which we were able to secure the indebtedness. The interest rate applicable to borrowings under the A&E Term Loan Facility is based on either, at our option, (1) the base rate, subject to a floor of 1.50% per annum, plus an applicable margin (which is 1.75% for the A&E Term Loan Facility following the repricing on

September 8, 2025 (which further reduces to 1.50% if, and for so long as, McGraw-Hill Education, Inc. is rated by each of S&P and Moody’s with a rating from each of at least B+ (with stable or better outlook) and at least B1 (with stable or better outlook), respectively)) or (2) Term SOFR, subject to a floor of 0.50% per annum, plus an applicable margin (which is 2.75% for the A&E Term Loan Facility following the repricing on September 8, 2025 (which further reduces to 2.50% if, and for so long as, McGraw-Hill Education, Inc. is rated by each of S&P and Moody’s with a rating from each of at least B+ (with stable or better outlook) and at least B1 (with stable or better outlook), respectively)). As a result, changes in Term SOFR can impact interest expense.
Interest expense (income), net for the fiscal years ended March 31, 2026, 2025 and 2024 was $207.2 million, $293.4 million and $326.4 million, respectively.
Product Development Expenditures and Amortization
Product development costs include the pre-publication cost of developing educational content and the development of assessment solution products. Costs incurred prior to the publication date of a title or release date of a product represent activities associated with product development. These may be performed internally or outsourced to subject matter specialists and include, but are not limited to, editorial review and fact verification, graphic art design and layout and the process of conversion from print to digital media or within various formats of digital media. These costs are capitalized when the costs can be directly attributable to a project or title and the title is expected to generate probable future economic benefits. Capitalized costs are amortized upon publication of the title over its estimated useful life of up to six years, with a higher proportion of the amortization typically taken in the earlier fiscal years.
Over the last several years, we have optimized our product development expenditures to emphasize investment in content that can be leveraged across our full range of products, which maximizes our long-term returns on this investment. This has been accomplished, in part, by leveraging our digital ecosystem, which supports ongoing innovation, development and maintenance of our technology platforms.
Product development expenditure demands differ by business segment for a variety of reasons, including the speed with which the digital transformation has occurred. Our product development expenditures to create content used in our adaptive tools, product is increasing. This foundational investment is expected to reduce the variability of product development expenditures in the future as we are able to leverage the content across the business.
K-12
Product development expenditures in the K-12 segment relate to content development, mostly at the direction of our K-12 product development teams. Product development expenditures are incurred for external content development, permissions, artwork and content design for both print and digital products. New programs such as reading, math, social studies or science are typically published around the procurement cycles for large states such as California, Florida and Texas. Product development expenditures are typically spent up to three years prior to the sales year. The product development expenditures for the fiscal years ended March 31, 2026, 2025 and 2024 was $77.2 million, $51.4 million and $38.3 million, respectively.
Higher Education
Product development expenditures in the Higher Education segment relate to the development of products across all disciplines, since the content is often created by authors on a royalty basis. Development of the content is capitalized when the costs are directly attributable to a project or a title and the title is expected to generate probable future economic benefits. Product development expenditures are typically incurred in the year before the copyright. The product development expenditures for the fiscal years ended March 31, 2026, 2025 and 2024 was $27.9 million, $23.2 million and $21.4 million, respectively.

Global Professional
Product development expenditures in the Global Professional segment relate to content for our platforms, similar to the Higher Education segment, and include activities related to the creation of the actual product, since the content is often created by authors on a royalty basis. Product development expenditures are typically incurred in the year before the copyright. The product development expenditures for the fiscal years ended March 31, 2026, 2025 and 2024 was $7.4 million, $7.1 million and $8.1 million, respectively.
International
Product development expenditures in the International segment relate to locally developed products or adaptations and translations of existing K-12 and Higher Education products in both digital and print format. Similar to our Higher Education and Global Professional segments, product development expenditures are typically spent in the year before the copyright is established. The product development expenditures for the fiscal years ended March 31, 2026, 2025 and 2024 was $6.5 million, $8.3 million and $6.9 million, respectively.
Capital Expenditures
Capital expenditures relate to expenditures for fixed assets, leasehold improvements and software development. The expense related to these purchases is recorded as depreciation in our statement of operations over the useful life of the asset. Our capital expenditures vary based upon the level of digital investment being made as well as the timing of the real estate investments. For the fiscal years ended March 31, 2026, 2025 and 2024 our capital expenditures was $84.9 million, $71.1 million and $82.0 million, respectively.
Key Operating Metrics
In addition to our Generally Accepted Accounting Principles (“GAAP”) financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Re-occurring Revenue and Transactional Revenue
Re-occurring Revenue represents revenue from offerings that are generally sold as digital subscriptions and multi-year print products. Revenue from digital subscriptions, which are paid for at the time of sale or shortly thereafter, is recognized ratably over the term of the subscription period as the performance obligation is satisfied. For multi-year print products (e.g., workbooks), which are paid for at the beginning of the contract period, each academic year represents a distinct performance obligation. Revenue is recognized upon delivery to the customer for each respective academic year. Re-occurring Revenue serves as a key operating metric used by management as it offers valuable insight into the subscription-based nature of our business. For the fiscal years ended March 31, 2026, 2025 and 2024 Re-occurring Revenue represented approximately 73%, 69% and 67% of total revenue, respectively.
Transactional Revenue includes revenue from both print and digital offerings. Revenue from print offerings is recognized at the point of shipment and revenue from digital offerings are recognized at the time of delivery. In addition, revenues for amounts billed to customers in a sales transaction for shipping and handling are included in Transactional Revenue. For the fiscal years ended March 31, 2026, 2025 and 2024, Transactional Revenue represented approximately 27%, 31% and 33% of total revenue, respectively.

Annual Net Dollar Retention
We believe that our ability to retain and grow revenues from our existing customers over time strengthens the stability and predictability of our total revenue base and is reflective of the value we deliver to them through upselling and cross selling across our suite of solutions to our existing customers. We assess our performance in our Higher Education and Global Professional segments using Annual Net Dollar Retention (“NDR”), which serves as a key operating metric used by management for evaluating the trajectory of digital subscription revenue growth within our existing customer base. Our ability to retain existing customers serves as a leading indicator of our digital subscription-based revenues and cash flows for the subsequent reporting period. It encompasses renewals, expansions, contractions, price increases, and attrition, providing valuable insights into customer engagement and satisfaction.
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
Remaining Performance Obligation
Our Remaining Performance Obligations (“RPO”) represent the total contracted future revenue that has not yet been recognized. RPO is associated with our digital subscriptions and multi-year print products and is impacted by various factors, including the timing of renewals and purchases, contract durations, and seasonal trends. Given these influencing factors, RPO should be evaluated alongside Re-occurring Revenue and other financial metrics disclosed within this Annual Report on Form 10-K. RPO serves as a key operating metric used by management as it offers visibility into future revenue and facilitates the assessment of long-term growth sustainability.
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
Re-occurring Revenue and Transactional Revenue for the Fiscal Years Ended March 31, 2026, 2025 and 2024

	Year Ended March 31, 2026			Year Ended March 31, 2025
($ in thousands)	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$619,725	$264,755	$884,480	$602,040	$368,444	$970,484
Higher Education	734,353	144,601	878,954	666,748	115,862	782,610
Global Professional	98,746	51,330	150,076	95,094	54,494	149,588
International	88,143	98,542	186,685	92,959	108,443	201,402
Other	—	2,586	2,586	—	(2,785)	(2,785)
Total Revenue	$1,540,967	$561,814	$2,102,781	$1,456,841	$644,458	$2,101,299

	Year Ended March 31, 2024
($ in thousands)	Re-occurring Revenue	Transactional Revenue	Total
K-12	$553,856	$350,999	$904,855
Higher Education	584,837	117,350	702,187
Global Professional	87,938	65,141	153,079
International	87,918	112,546	200,464
Other	—	(107)	(107)
Total Revenue	$1,314,549	$645,929	$1,960,478
NDR as of March 31, 2026, 2025 and 2024

	Year Ended March 31,
	2026	2025	2024
NDR
Higher Education	114%	110%	110%
Global Professional	101%	105%	103%
RPO as of March 31, 2026 and 2025

	March 31, 2026			March 31, 2025
($ in thousands)	Current	Non-Current	Total	Current	Non-Current	Total
RPO by Segment:
K-12	$477,183	$772,190	$1,249,373	$457,353	$822,232	$1,279,585
Higher Education	268,649	53,350	321,999	247,685	49,631	297,316
Global Professional	58,186	7,791	65,977	54,949	7,399	62,348
International	30,394	2,670	33,064	30,513	2,894	33,407
Other	945	—	945	3,531	—	3,531
Total RPO	$835,357	$836,001	$1,671,358	$794,031	$882,156	$1,676,187

Results of Operations
The following tables set forth certain consolidated financial information for the fiscal years ended March 31, 2026 and 2025. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.
Consolidated Operating Results for the Fiscal Years Ended March 31, 2026 and 2025

	Year Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$2,102,781	$2,101,299	$1,482	0.1%
Cost of sales (excluding depreciation and amortization)	401,139	422,294	(21,155)	(5.0)%
Gross profit	1,701,642	1,679,005	22,637	1.3%
Operating expenses
Operating and administrative expenses	1,080,250	1,066,496	13,754	1.3%
Depreciation	81,985	66,688	15,297	22.9%
Amortization of intangibles	223,627	239,014	(15,387)	(6.4)%
Impairment charge	39,000	—	39,000	n/m
Total operating expenses	1,424,862	1,372,198	52,664	3.8%
Operating income (loss)	276,780	306,807	(30,027)	(9.8)%
Interest expense (income), net	207,226	293,446	(86,220)	(29.4)%
(Gain) loss on extinguishment of debt	25,766	2,719	23,047	n/m
Income (loss) from operations before taxes	43,788	10,642	33,146	n/m
Income tax provision (benefit)	8,468	96,481	(88,013)	(91.2)%
Net income (loss)	$35,320	$(85,839)	$121,159	(141.1)%
Revenue

	Year Ended March 31,
	2026	2025	$ Change	% Change
Revenue by Segment:
K-12	$884,480	$970,484	$(86,004)	(8.9)%
Higher Education	878,954	782,610	96,344	12.3%
Global Professional	150,076	149,588	488	0.3%
International	186,685	201,402	(14,717)	(7.3)%
Other	2,586	(2,785)	5,371	n/m
Total Revenue	$2,102,781	$2,101,299	$1,482	0.1%
Revenue for the fiscal years ended March 31, 2026 and 2025 was $2,102.8 million and $2,101.3 million, respectively, representing an increase of $1.5 million, or 0.1%. The increase was driven by the segment factors described below.

K-12
K-12 revenue for the fiscal years ended March 31, 2026 and 2025 was $884.5 million and $970.5 million, respectively, representing a decrease of $86.0 million, or 8.9%. The decrease was primarily attributable to lower Transactional Revenue of approximately $103.7 million, driven by a smaller market opportunity in the current period. This decrease was partially offset by an increase in Re-occurring Revenue of approximately $17.7 million, primarily due to the timing of deferred revenue recognition associated with prior year sales in the California, Florida and Texas markets.
Higher Education
Higher Education revenue for the fiscal years ended March 31, 2026 and 2025 was $879.0 million and $782.6 million, respectively, representing an increase of $96.3 million, or 12.3%. The increase was primarily due to:
•higher Re-occurring Revenue of approximately $67.6 million, due to the timing of deferred revenue recognition associated with the increased adoption of digital products, including growth in Inclusive Access sales, market share gains, continued growth in U.S. enrollments and price increases; and
•higher Transactional Revenue of approximately $28.7 million, primarily due to a decline in product returns driven by growth in Inclusive Access sales.
Global Professional
Global Professional revenue for the fiscal years ended March 31, 2026 and 2025 was $150.1 million and $149.6 million, respectively, representing an increase of $0.5 million, or 0.3%. The increase was driven by higher Re-occurring Revenue, primarily attributable to the timing of deferred revenue recognition related to growth in digital subscriptions for our core products sold in the prior year. This was partially offset by lower Transactional Revenue due to the continued execution of the strategic initiative to sunset non-core print titles.
International
International revenue for the fiscal years ended March 31, 2026 and 2025 was $186.7 million and $201.4 million, respectively, representing a decrease of $14.7 million, or 7.3%. The decrease was driven by lower Transactional Revenue and Re-occurring Revenue of approximately $9.9 million and $4.8 million, respectively, primarily resulting from lower enrollments in Canada, K-12 curriculum cycle reform in Spain and timing of sales.
Cost of Sales (Excluding Depreciation and Amortization)
Cost of sales (excluding depreciation and amortization) for the fiscal years ended March 31, 2026 and 2025 was $401.1 million and $422.3 million, respectively, representing a decrease of $21.2 million, or 5.0%. The decrease was primarily due to:
•lower manufacturing, royalty and other direct fulfillment costs of approximately $33.4 million, primarily attributable to lower Transactional Revenue from print offerings in the K-12 and International segments due to smaller market opportunities in the current period; and
•lower inventory obsolescence reserve of approximately $3.8 million, primarily resulting from a reduced inventory balance in the Higher Education segment due to the shift toward digital sales; partially offset by
•higher royalty costs in the Higher Education segment of approximately $16.1 million, resulting from the growth in Re-occurring Revenue.

Operating and Administrative Expenses
Operating and administrative expenses for the fiscal years ended March 31, 2026 and 2025 was $1,080.3 million and $1,066.5 million, respectively, representing an increase of $13.8 million, or 1.3%. The increase was primarily due to:
•higher stock-based compensation of approximately $33.7 million, due to the recognition of cumulative stock-based compensation expense in connection with our initial public offering;
•higher salaries and wages of approximately $25.6 million, primarily due to an annual merit-based compensation increase and growth in headcount; partially offset by
•lower technology-related expenses of approximately $15.0 million, primarily driven by ongoing cost optimization initiatives, including infrastructure rationalization and the migration of on-premise data centers to cloud-based platforms;
•lower annual incentive compensation expense of approximately $7.5 million, primarily reflecting the higher incentive payments recognized in the prior year, which were driven by a stronger than expected business performance;
•lower professional fees and other expenses of approximately $7.0 million, primarily due to the decrease in non-recurring transaction related costs associated with our initial public offering and a reduction in third-party costs from cost-saving initiatives;
•lower advisory fees of approximately $6.9 million, reflecting the termination of the Advisory Agreement with Platinum Advisors following the consummation of our initial public offering;
•lower general and administrative expense of approximately $4.0 million, due to reduced restructuring activities in the current period, resulting in lower severance and related costs;
•a gain of approximately $2.6 million, resulting from the settlement of a copyright infringement litigation in the current period; and
•lower selling and marketing expense of approximately $2.5 million, driven by lower sales commissions reflecting lower revenue in the K-12 segment due to a smaller market opportunity, which more than offset higher sales commissions associated with revenue growth in our Higher Education segment.
Depreciation and Amortization of Intangibles
Depreciation and amortization expenses for the fiscal years ended March 31, 2026 and 2025 were $305.6 million and $305.7 million, respectively, representing a decrease of $0.1 million. The result reflects lower amortization expense related to the use of an accelerated method of amortization for our content intangible assets, partially offset by higher depreciation expense related to the accelerated depreciation of leasehold improvements associated with the sublease of a portion of our New York office space and depreciation related to software development projects that were completed and placed into service during the period.
Impairment Charge
We recorded an impairment charge of $39.0 million for the fiscal year ended March 31, 2026, of which, $35.0 million related to the impairment of goodwill of our International reporting unit and $4.0 million related to the impairment of our International indefinite-lived intangible trademark. The impairment charges were primarily attributable to uncertainty in macroeconomic and geopolitical conditions, including rising interest rates, foreign exchange volatility, and economic uncertainties in certain countries within the Middle East region in which the International reporting unit operates, which impacted both the discount rate and projected revenue growth rates used in our valuation.

There were no impairment charges for the fiscal year ended March 31, 2025.
Interest Expense (Income), Net
Interest expense (income), net, for the fiscal years ended March 31, 2026 and 2025 was $207.2 million and $293.4 million, respectively, representing a decrease of $86.2 million, or 29.4%. The decrease was primarily driven by the refinancing of the A&E Term Loan Facility in August 2024, which reduced variable rate debt by $749.6 million, as well as the repayment of $592.4 million of debt outstanding under the A&E Term Loan Facility during the current period, funded by net proceeds from our initial public offering on July 25, 2025 and cash on hand. The decrease also reflects lower variable interest rates on the A&E Term Loan Facility following Repricing Transactions (as defined in the Cash Flow Credit Agreement), which closed on February 6, 2025 and September 8, 2025, and reduced the applicable margin on Term SOFR by 75 basis points and 50 basis points, respectively. These decreases were partially offset by higher interest expense associated with the issuance of $650.0 million aggregate principal amount of 2024 Secured Notes in August 2024.
(Gain) Loss on Extinguishment of Debt
For the fiscal year ended March 31, 2026, we recorded a loss on extinguishment of debt of approximately $25.8 million, comprised primarily of the accelerated amortization of unamortized debt discount and deferred financing costs. Of this amount, $16.4 million was recorded in connection with the repayment of $385.7 million of debt outstanding under the A&E Term Loan Facility upon the closing of our initial public offering on July 25, 2025, and $8.4 million was recorded in connection with the additional repayment of $206.7 million of debt outstanding under the A&E Term Loan Facility during the second half of fiscal year 2026. In addition, $1.0 million was recorded in connection with the repurchase of $40.0 million principal amount of our 2022 Unsecured Notes.
For the fiscal year ended March 31, 2025, we recorded a loss on extinguishment of debt of $2.7 million in connection with the debt refinancing on August 6, 2024. This amount comprised of $1.3 million related to the write-off of unamortized debt discount and deferred financing costs and $1.4 million of new debt discount fees associated with the refinanced debt.
Income Tax Provision (Benefit)
Income tax provision (benefit) for the fiscal years ended March 31, 2026 and 2025 was $8.5 million and $96.5 million, respectively, and the effective tax rate was 19.3% and 906.6%, respectively.
For the fiscal years ended March 31, 2026 and 2025, a valuation allowance is recorded on the Company’s net federal and state deferred tax assets due to the preponderance of negative evidence consisting of cumulative book losses and the Company’s analyses which indicates that the reversal of existing temporary differences and carryforwards will not be sufficient to support the realizability of all net domestic deferred tax assets, mainly driven by disallowed interest expense under Code Section 163(j).
For the fiscal years ended March 31, 2026 and 2025, a valuation allowance is recorded for certain foreign deferred tax assets due to the preponderance of negative evidence consisting of cumulative book losses with no deferred tax benefit recognized for certain foreign losses on operations.
For the fiscal year ended March 31, 2026, the effective tax rate differed from the statutory rate, mainly due to the decrease in the valuation allowance on domestic deferred tax assets related to the enactment on July 4, 2025, of the One Big Beautiful Bill Act (“OBBBA”). The acceleration of deductibility of software development, interest, and tangible personal property expenditures significantly reduced our domestic income tax liability for the fiscal year ending March 31, 2026. Furthermore, the effective tax rate was impacted by the U.S. research and development credit, discount on purchase of Federal investment energy credit, goodwill impairment and non-deductible executive compensation. The tax rate reflects the release of valuation allowance for Australian deferred tax assets, partially offsetting valuation allowances recorded against certain foreign net deferred tax assets.

For the fiscal year ended March 31, 2025, the effective tax rate was different than the U.S. federal statutory tax rate, primarily due to the domestic and international valuation allowances and current state income taxes.
The Organization for Economic Cooperation and Development has proposed model rules to enact a global minimum tax rate of at least 15% of reported profits for large multinational companies beginning in 2024 (“Pillar Two”). Each country must enact legislation to apply Pillar Two, but countries may enact Pillar Two differently than the model rules and on different timelines and may adjust domestic incentives in response to Pillar Two. Additionally, in January 2025, the United States issued an executive order announcing opposition to aspects of Pillar Two. The enactment of Pillar Two legislation did not have a material effect on our financial position for the fiscal year ended March 31, 2026. We will continue to monitor and reflect the impact of such legislative changes in future periods, as appropriate.
Adjusted EBITDA by Segment for the Fiscal Years Ended March 31, 2026 and 2025.
Adjusted EBITDA by segment is determined and presented in accordance with Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Adjusted EBITDA by segment is a measure used by our Chief Operating Decision Maker (“CODM”) to assess the performance of our segments. We exclude from Adjusted EBITDA by segment: interest expense (income), net, income tax (benefit) provision, depreciation, amortization and pre-publication amortization and certain transactions or adjustments that our CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. In addition, Adjusted EBITDA by segment is calculated in a manner consistent with the definition and meaning of our Adjusted EBITDA Non-GAAP measure, see “—Non-GAAP Financial Measures—EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin.”

	Year Ended March 31,
	2026	2025	$ Change	% Change
Adjusted EBITDA:
K-12	$284,964	$305,333	$(20,369)	(6.7)%
Higher Education	389,826	350,862	38,964	11.1%
Global Professional	45,597	45,105	492	1.1%
International	21,911	35,742	(13,831)	(38.7)%
Other	1,966	(10,252)	12,218	(119.2)%
K-12
K-12 Adjusted EBITDA for the fiscal years ended March 31, 2026 and 2025 was $285.0 million and $305.3 million, respectively, representing a decrease of $20.4 million, or 6.7%. The decrease was primarily due to:
•a decrease in revenue of approximately $86.0 million as discussed under “—Consolidated Operating Results for the Fiscal Years Ended March 31, 2026 and 2025—K-12”;
•higher salaries and wages of approximately $2.7 million, primarily due to an annual merit-based compensation increase and growth in headcount; partially offset by
•lower manufacturing, royalty, and other direct fulfillment costs of approximately $34.7 million, attributable to lower Transactional Revenue from print offerings;
•lower allocation of shared corporate costs of approximately $16.5 million, driven by current period factors such as headcount, revenue and the allocable cost base; and
•lower selling and marketing expense, driven by lower sales commission of approximately $7.3 million, due to the decrease in revenue resulting from a smaller market opportunity;

•lower other expenses of approximately $5.8 million, due to implementing cost control initiatives,     including reduced promotional samples and other discretionary expenses, in line with lower revenue; and
•lower annual incentive compensation expense of approximately $4.0 million, primarily reflecting the higher incentive payments recognized in the prior year, which were driven by a stronger than expected business performance.
Higher Education
Higher Education Adjusted EBITDA for the fiscal years ended March 31, 2026 and 2025 was $389.8 million and $350.9 million, respectively, representing an increase of $39.0 million, or 11.1%. The increase was primarily due to:
•an increase in revenue of $96.3 million as discussed under “—Consolidated Operating Results for the Fiscal Year Ended March 31, 2026 and 2025—Higher Education”;
•lower inventory obsolescence reserve of approximately $3.2 million, resulting from a significantly reduced inventory balance due to the shift toward digital sales; partially offset by
•higher allocation of shared corporate costs of approximately $28.7 million, driven by current period factors such as headcount, revenue and the allocable cost base;
•higher royalty and other direct fulfillment costs of approximately $19.9 million, consistent with the growth in revenue;
•higher selling and marketing expense, primarily driven by increased sales force sales commission of approximately $6.1 million, associated with the growth in revenue;
•higher allowance for credit losses of approximately $2.8 million, primarily due to the absence of a prior year reserve release associated with the resolution of previously reserved customer exposures with higher risk characteristics, as well as a higher accounts receivable balance in the current year;
•higher other expenses of approximately $2.7 million, primarily reflecting increased business activity to support revenue growth and operational execution; and
•higher salaries and wages of approximately $1.4 million, primarily due to an annual merit-based compensation increase and growth in headcount.
Global Professional
Global Professional Adjusted EBITDA for the fiscal years ended March 31, 2026 and 2025 was $45.6 million and $45.1 million, respectively, representing an increase of $0.5 million or 1.1%. The increase was primarily due to an increase in revenue of $0.5 million as discussed under “—Consolidated Operating Results for the Fiscal Years Ended March 31, 2026 and 2025—Global Professional”.
International
International Adjusted EBITDA for the fiscal years ended March 31, 2026 and 2025 was $21.9 million and $35.7 million, respectively, representing a decrease of $13.8 million, or 38.7%. The decrease was primarily due to:
•a decrease in revenue of $14.7 million as discussed under “—Consolidated Operating Results for the Fiscal Years Ended March 31, 2026 and 2025—International”; and
•higher allocation of shared corporate costs of approximately $5.0 million, driven by current period factors such as headcount, revenue and the allocable cost base; and

•higher salaries and wages of approximately $1.5 million, primarily due to an annual merit-based compensation increase; partially offset by
•lower manufacturing and royalty costs of approximately $6.4 million, attributable to lower Transactional Revenue from print sales; and
•lower selling and marketing expense, driven by lower sales commission of approximately $1.8 million, associated with the decrease in revenue.
Results of Operations
Consolidated Operating Results for the Fiscal Years Ended March 31, 2025 and 2024
The following tables set forth certain historical consolidated financial information for the fiscal years ended March 31, 2025 and 2024. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Revenue	$2,101,299	$1,960,478	$140,821	7.2%
Cost of sales (excluding depreciation and amortization)	422,294	420,331	1,963	0.5%
Gross profit	1,679,005	1,540,147	138,858	9.0%
Operating expenses
Operating and administrative expenses	1,066,496	1,027,427	39,069	3.8%
Depreciation	66,688	52,985	13,703	25.9%
Amortization of intangibles	239,014	254,937	(15,923)	(6.2)%
Impairment charge	—	49,500	(49,500)	(100.0)%
Total operating expenses	1,372,198	1,384,849	(12,651)	(0.9)%
Operating income (loss)	306,807	155,298	151,509	n/m
Interest expense (income), net	293,446	326,438	(32,992)	(10.1)%
(Gain) loss on extinguishment of debt	2,719	(3,415)	6,134	(179.6)%
Income (loss) from operations before taxes	10,642	(167,725)	178,367	(106.3)%
Income tax provision (benefit)	96,481	25,294	71,187	n/m
Net income (loss)	$(85,839)	$(193,019)	$107,180	(55.5)%

Revenue

	Year Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Revenue by Segment:
K-12	$970,484	$904,855	$65,629	7.3%
Higher Education	782,610	702,187	80,423	11.5%
Global Professional	149,588	153,079	(3,491)	(2.3)%
International	201,402	200,464	938	0.5%
Other	(2,785)	(107)	(2,678)	n/m
Total Revenue	$2,101,299	$1,960,478	$140,821	7.2%

Revenue for the fiscal years ended March 31, 2025 and 2024 was $2,101.3 million and $1,960.5 million, respectively, representing an increase of $140.8 million, or 7.2%. The increase was driven by the segment factors described below.
K-12
K-12 revenue for the fiscal years ended March 31, 2025 and 2024 was $970.5 million and $904.9 million, respectively, representing an increase of $65.6 million, or 7.3%. The increase was primarily due to:
•the timing of deferred revenue recognition related to prior year ELA market opportunity sales, resulting in approximately $48.2 million higher Re-occurring Revenue recognition in the current period; and
•higher Transactional Revenue of approximately $17.4 million, driven by the strong performance in Texas and Florida science markets, with particularly high capture rates in Texas.
Higher Education
Higher Education revenue for the fiscal years ended March 31, 2025 and 2024 was $782.6 million and $702.2 million, respectively, representing an increase of $80.4 million, or 11.5%. The increase was primarily due to:
•higher Re-occurring Revenue of approximately $81.9 million, primarily driven by the increased adoption of digital products, including 23% growth in Inclusive Access sales in the fiscal year ended March 31, 2025, as well as continued growth in U.S. enrollments and market share gains; and
•favorable product returns of approximately $15.4 million, driven by lower than expected returns from a key distribution partner and a decline in returns due to the continued growth of sales in our digital products, including sales through our Inclusive Access distribution channel; partially offset by
•the ongoing migration from print to digital learning solutions, resulting in a decline in Transactional Revenue from print offerings of approximately $16.9 million.
Global Professional
Global Professional revenue for the fiscal years ended March 31, 2025 and 2024 was $149.6 million and $153.1 million, respectively, representing a decrease of $3.5 million, or 2.3%. The decrease was primarily due to:
•lower Transactional Revenue of approximately $10.6 million, largely attributable to a decline in print offerings. That decline reflects the continued execution of the strategic initiative, launched in the prior year, to sunset non-core print titles; partially offset by
•higher Re-occurring Revenue from digital subscriptions of approximately $7.2 million, primarily driven by improved retention rates of existing customers and the timing of deferred revenue recognition related to prior period sales.
International
International revenue for the fiscal years ended March 31, 2025 and 2024 was $201.4 million and $200.5 million, respectively, representing an increase of $0.9 million, or 0.5%. The increase was primarily due to higher Re-occurring Revenue from digital subscriptions of approximately $5.0 million as a result of growth in the Middle East market and the shift towards digital products within our Higher Education business. This was partially offset by a decline in Transactional Revenue of approximately $4.1 million due to the shift towards digital subscription products.
Cost of Sales (Excluding Depreciation and Amortization)
Cost of sales (excluding depreciation and amortization) for the fiscal years ended March 31, 2025 and 2024 was $422.3 million and $420.3 million, respectively, representing an increase of $2.0 million, or 0.5%. The increase was primarily due to:
•higher royalty costs of approximately $10.4 million and higher freight and other direct fulfillment costs of approximately $2.7 million, consistent with the growth in revenue; partially offset by
•lower manufacturing costs of approximately $6.4 million, due to the continued shift towards digital sales and the continued execution of the strategic initiative, launched in the prior year, to sunset non-core print titles in our Global Professional business; and
•lower inventory obsolescence reserve of approximately $4.7 million, resulting from a significantly reduced inventory balance due to the shift toward digital sales and the timing of K-12 market opportunities.
Operating and Administrative Expenses
Operating and administrative expenses for the fiscal years ended March 31, 2025 and 2024 was $1,066.5 million and $1,027.4 million, respectively, representing an increase of $39.1 million, or 3.8%. The increase was primarily due to:
•higher salaries and wages of approximately $39.5 million, primarily resulting from higher incentive compensation due to a stronger than expected business performance;
•higher travel, entertainment and other operating expenses of approximately $14.1 million, primarily due to higher selling and marketing expense to drive sales growth;
•higher sales force and depository sales commission of approximately $7.1 million, driven by higher revenue and changes in the product sales mix within our K-12 business; and
•prior year gain of approximately $2.0 million from the sale of a real estate property; partially offset by
•lower credit losses on accounts receivable of approximately $8.6 million, primarily due to a decrease in the reserves for credit losses in the current period driven by a lower account receivable balance related to certain customers with higher risk characteristics;
•lower restructuring expense of approximately $7.6 million, resulting from initiatives implemented in the prior period;
•lower promotional sample expense of approximately $3.6 million, due to smaller K-12 market opportunities in fiscal year 2026;
•lower occupancy expense of approximately $2.9 million, driven by the strategic rationalization of our real estate properties to optimize cost efficiency; and
•lower legal and professional fees of approximately $1.7 million, primarily due to costs incurred in the prior year related to our defense against the litigation referenced in Note 20, “Commitments and Contingencies” to our consolidated financial statements.

Depreciation and Amortization of Intangibles
Depreciation and amortization expenses for the fiscal years ended March 31, 2025 and 2024 were $305.7 million and $307.9 million, respectively, representing a decrease of $2.2 million, or 0.7%. The decrease was driven primarily by lower amortization expense related to the use of an accelerated method of amortization for our content intangible assets, partially offset by higher amortization expense related to software development projects that were completed and put into service during the period.
Impairment Charge
There were no impairment charges for the fiscal year ended March 31, 2025.
We recorded an impairment charge of $49.5 million for the fiscal year ended March 31, 2024, of which, $40.5 million related to the impairment of goodwill of our Global Professional reporting unit and $9.0 million related to the impairment of our Global Professional indefinite-lived intangible trademarks. The impairments resulted primarily from a revision of previously projected revenues given the strategic decision to sunset certain non-core front-list print titles and to re-invest into higher margin digital medical     and engineering portfolios.
Interest Expense (Income), Net
Interest expense (income), net, for the fiscal years ended March 31, 2025 and 2024 was $293.4 million and $326.4 million, respectively, representing a decrease of $33.0 million, or 10.1%. The decrease was primarily attributable to lower interest expense from refinancing our A&E Term Loan Facility, which reduced our variable rate indebtedness by $749.6 million, partially offset by an increase in interest expense associated with the issuance of $650.0 million in aggregate principal amount of 2024 Secured Notes in August 2024. See Note 10, "Debt" in our consolidated financial statements for further details.
(Gain) Loss on Extinguishment of Debt
During the fiscal year ended March 31, 2025, in connection with the 2024 Refinancing Transactions, we recorded a loss on extinguishment of debt of $2.7 million, inclusive of write-offs of then existing unamortized debt discount and deferred financing fees of $1.0 million and $0.3 million, respectively, and new debt discount fees of $1.4 million.
During the fiscal year ended March 31, 2024, we repurchased $50.0 million face value of the 2022 Unsecured Notes for $44.5 million. We recorded a gain on extinguishment of debt of $3.4 million, which consisted of a $5.5 million redemption discount, partially offset by the write-off of unamortized debt discount and deferred financing fees of $1.7 million and $0.4 million, respectively, related to the portion of debt accounted for as an extinguishment.
Income Tax Provision (Benefit)
For the fiscal years ended March 31, 2025 and 2024, the income tax provision (benefit) was $96.5 million and $25.3 million, and the effective tax rate was 906.6% and (15.1)%, respectively.
For the fiscal years ended March 31, 2025 and 2024, our forecasts indicate that the reversal of existing temporary differences and carryforwards will not be sufficient to support the realizability of all net domestic deferred tax assets, mainly driven by disallowed interest expense under Code Section 163(j). As a result, our income tax provision reflects a valuation allowance on net federal and state deferred tax assets.
For the fiscal years ended March 31, 2025 and 2024, a valuation allowance is recorded for certain foreign deferred tax assets due to the negative evidence of cumulative book losses with no deferred tax benefit recognized for certain foreign losses on operations.

For the fiscal year ended March 31, 2025, the effective tax rate was different than the U.S. federal statutory tax rate, primarily due to the domestic and international valuation allowances and current state income taxes. For the fiscal year ended March 31, 2024, the effective tax rate was different than the U.S. federal statutory tax rate, primarily due to the domestic and international valuation allowances, current state income taxes, and impairment of goodwill, for which no income tax benefit was recognized.
Adjusted EBITDA by Segment for the Fiscal Years Ended March 31, 2025 and 2024
Adjusted EBITDA by segment is determined and presented in accordance with Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Adjusted EBITDA by segment is a measure used by our CODM to assess the performance of our segments. We exclude from Adjusted EBITDA by segment: interest expense (income), net, income tax (benefit) provision, depreciation, amortization and product development amortization and certain transactions or adjustments that our CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. In addition, Adjusted EBITDA by segment is calculated in a manner consistent with the definition and meaning of our Adjusted EBITDA Non-GAAP measure, see “—Non-GAAP Financial Measures—EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin.”

	Year Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Adjusted EBITDA by Segment:
K-12	$305,333	$291,366	$13,967	4.8%
Higher Education	350,862	290,231	60,631	20.9%
Global Professional	45,105	43,402	1,703	3.9%
International	35,742	30,926	4,816	15.6%
Other	(10,252)	693	(10,945)	n/m
K-12
K-12 Adjusted EBITDA for the fiscal years ended March 31, 2025 and 2024 was $305.3 million and $291.4 million, respectively, representing an increase of $14.0 million, or 4.8%. The increase was primarily due to:
•higher revenue of approximately $65.6 million as discussed under “—Consolidated Operating Results for the Fiscal Years Ended March 31, 2025 and 2024—K-12”; and
•lower promotional sample expense of approximately $3.5 million, due to smaller K-12 market opportunities in fiscal year 2026; partially offset by
•higher manufacturing, freight and other direct fulfillment costs of approximately $17.5 million, attributable to higher Re-occurring and Transactional Revenue from print offerings;
•higher corporate cost allocation of approximately $13.3 million;
•higher salaries and wages of approximately $10.2 million, primarily resulting from higher incentive compensation due to a stronger than expected business performance; and
•higher royalty costs of approximately $8.5 million, primarily attributable to higher revenue resulting from strong performance in Texas and Florida science markets, as well as changes in the product sales mix; and
•higher depository and sales force sales commission of approximately $4.3 million, driven by higher revenue and changes in the product sales mix.

Higher Education
Higher Education Adjusted EBITDA for the fiscal years ended March 31, 2025 and 2024 was $350.9 million and $290.2 million, respectively, representing an increase of $60.6 million, or 20.9%. The increase was primarily due to:
•higher revenue of $80.4 million as discussed under “—Consolidated Operating Results for the Fiscal Years Ended March 31, 2025 and 2024—Higher Education”; and
•lower credit losses on accounts receivable of approximately $8.0 million primarily due to a decrease in the reserves for credit losses in the current period driven by a lower account receivable balance related to certain customers with higher risk characteristics; partially offset by
•higher salaries and wages of approximately $8.2 million, primarily resulting from higher incentive compensation due to a stronger than expected business performance;
•higher royalty costs of approximately $5.9 million, consistent with the growth in revenue;
•higher corporate cost allocation of approximately $5.6 million; and
•higher sales force sales commission of approximately $5.9 million, consistent with the growth in revenue.
Global Professional
Global Professional Adjusted EBITDA for the fiscal years ended March 31, 2025 and 2024 was $45.1 million and $43.4 million, respectively, representing an increase of $1.7 million or 3.9%. The increase was primarily due to:
•lower manufacturing, freight and other direct fulfillment costs of approximately $3.8 million, due to lower Transactional Revenue from print offerings;
•lower compensation expenses of approximately $2.4 million, resulting from restructuring initiatives implemented in the prior year; and
•lower inventory obsolescence reserve of approximately $1.1 million, resulting from a significantly reduced inventory balance due to the shift toward digital subscription sales; partially offset by
•lower revenue of $3.5 million as discussed under “—Consolidated Operating Results for the Fiscal Years Ended March 31, 2025 and 2024—Global Professional”; and
•higher corporate cost allocation of approximately $2.5 million.
International
International Adjusted EBITDA for the fiscal years ended March 31, 2025 and 2024 was $35.7 million and $30.9 million, respectively, representing an increase of $4.8 million, or 15.6%. The increase was primarily due to:
•lower royalty and manufacturing costs of approximately $4.0 million, primarily attributable to changes in the product sales mix;
•lower compensation expenses of approximately $2.4 million, resulting from restructuring initiatives implemented in the prior year; and
•higher revenue of $0.9 million as discussed under “—Consolidated Operating Results for the Fiscal Years Ended March 31, 2025 and 2024—International”; partially offset by
•higher corporate cost allocation of approximately $3.1 million.

Non-GAAP Financial Measures
We include non-GAAP financial measures in this Annual Report on Form 10-K, including EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income (loss), Adjusted basic and diluted earnings (loss) per share and non-GAAP operating and administrative expense financial measures (including Adjusted operating and administrative expenses, Adjusted selling and marketing expenses, Adjusted general and administrative expenses and Adjusted research and development expenses) because our management uses them to assess our performance. We believe they reflect the underlying trends and indicators of our business and allow management to focus on the most meaningful indicators of our continuous operational performance.
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
Further, although not included in the calculation of Adjusted EBITDA below, we may at times add estimated cost savings and operating synergies related to operational changes ranging from acquisitions or dispositions to restructurings, and exclude one-time transition expenditures.
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
Adjusted basic and diluted earnings (loss) per share is calculated by dividing Adjusted net income (loss) by the basic and diluted weighted average shares outstanding.

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

The tables below provide reconciliations of each of the non-GAAP financial measures to the most directly comparable GAAP financial measure on a consolidated basis for the fiscal years ended March 31, 2026, 2025 and 2024.
Reconciliations of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

	Year Ended March 31,
($ in thousands)	2026	2025	2024
Net income (loss)	$35,320	$(85,839)	$(193,019)
Interest expense (income), net	207,226	293,446	326,438
Income tax provision (benefit)	8,468	96,481	25,294
Depreciation, amortization and product development amortization	361,918	362,357	366,381
EBITDA	$612,932	$666,445	$525,094
Restructuring and cost savings implementation charges (a)	11,176	24,626	32,548
Purchase accounting (b)	—	—	18,101
Advisory fees (c)	3,125	10,000	10,000
Impairment charge (d)	39,000	—	49,500
Transaction and integration costs (e)	1,191	2,982	8,205
Stock-based compensation (f)	33,723	—	—
(Gain) loss on extinguishment of debt (g)	25,766	2,719	(3,415)
Other (h)	17,351	20,018	16,585
Adjusted EBITDA	$744,264	$726,790	$656,618

Total Revenue	$2,102,781	$2,101,299	$1,960,478
Net income (loss) Margin	1.7%	(4.1)%	(9.8)%
Adjusted EBITDA Margin	35.4%	34.6%	33.5%
_____________
(a)Represents severance and other expenses associated with headcount reductions and other cost savings initiated as part of our restructuring initiatives.
(b)Represents the effects of the application of purchase accounting associated with the Platinum acquisition, driven by the step-up of acquired inventory.
(c)For the fiscal year ended March 31, 2026, represents the pro rata portion of the annual $10.0 million advisory fee paid to Platinum Advisors pursuant to the Advisory Agreement through its termination on July 25, 2025 in connection with the consummation of our initial public offering. For each of the fiscal years ended March 31, 2025 and 2024, represents $10.0 million of annual advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement.
(d)For the fiscal year ended March 31, 2026, we recorded an impairment charge of $39.0 million, related to our International goodwill and indefinite-lived intangible trademark. For the fiscal year ended March 31, 2024, we recorded an impairment charge related to our Global Professional goodwill and indefinite-lived intangible trademark of $40.5 million and $9.0 million, respectively.
(e)This primarily represents transaction and integration costs associated with acquisitions.
(f)Represents stock-based compensation expense related to awards granted to our employees, directors and consultants under the Company's long-term incentive plans.
(g)For the fiscal year ended March 31, 2026, the amount represents accelerated amortization of debt discount and deferred financing costs related to (i) the repayment of $385.7 million of debt outstanding under the A&E Term Loan Facility using net proceeds from our initial public offering on July 25, 2025, (ii) the repayment of an additional $206.7 million of debt outstanding under the A&E Term Loan Facility during the second half of fiscal year 2026 and (iii) the repayment of $40.0 million face value of the 2022 Unsecured Notes during the fourth fiscal quarter of 2026.
For the fiscal year ended March 31, 2025, the amount represents accelerated amortization of debt discount and deferred financing costs associated with the August 6, 2024 refinancing of the Term Loan Facility.

For the fiscal year ended March 31, 2024, the amount represents accelerated amortization of debt discount and deferred financing costs associated with the extinguishment of $50.0 million face value of the 2022 Unsecured Notes.
(h)For the fiscal years ended March 31, 2026, 2025 and 2024, the amount represents (i) gain from a real estate sale of nil, nil and $2.0 million, respectively, (ii) foreign currency exchange transaction impact of $(2.3) million, $1.3 million and $3.1 million, respectively, (iii) non-recurring expenses related to strategic initiatives, including marketing, consulting, and non-operational costs associated with the market introduction of a new product launch of $9.2 million, $4.3 million and $5.4 million, respectively, (iv) reimbursements of expenses paid to Platinum Advisors incurred in connection with its services under the Advisory Agreement (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering) of $0.8 million, $0.6 million and $0.6 million, respectively, (v) non-recurring transaction-related costs associated with our initial public offering that were expensed as incurred of $2.8 million, $4.9 million and nil, respectively, (vi) lease termination costs of nil, $3.3 million and nil, respectively, associated with the early exit of a leased property in connection with the strategic rationalization of our real estate properties to optimize cost efficiency, (vii) post-acquisition compensation expense of nil, $0.6 million and $2.7 million, respectively, associated with the acquisition of Boards & Beyond, and (viii) the impact of additional insignificant earnings or charges resulting from matters that we do not consider indicative of our ongoing operations of $6.9 million, $5.0 million, and $6.8 million, respectively, primarily related to individually insignificant miscellaneous items, including asset dispositions, third-party consulting and advisory fees associated with system and process rationalization initiatives, as well as certain additional payments related to incremental insurance premiums and policies as a result of the Platinum acquisition that did not renew after the consummation of our initial public offering.
Reconciliations of Adjusted net income (loss) and Adjusted basic and diluted earnings (loss) per share

	Year Ended March 31,
($ in thousands)	2026	2025	2024
Net income (loss)	$35,320	$(85,839)	$(193,019)
Amortization of intangible assets (1)	222,932	238,240	253,663
Restructuring and cost savings implementation charges (2)	11,176	24,626	32,548
Purchase accounting (2)	—	—	18,101
Advisory fees (2)	3,125	10,000	10,000
Impairment charge (2)	39,000	—	49,500
Transaction and integration costs (2)	1,191	2,982	8,205
Stock-based compensation (2)	33,723	—	—
(Gain) loss on extinguishment of debt (2)	25,766	2,719	(3,415)
Other (2)	17,351	20,018	16,585
Tax impact of adjustments (3)	(14,125)	(10,396)	(12,152)
Adjusted net income (loss)	$375,459	$202,350	$180,016

Basic earnings (loss) per share	$0.19	$(0.52)	$(1.16)
Diluted earnings (loss) per share	$0.19	$(0.52)	$(1.16)
Adjusted basic earnings (loss) per share	$2.05	$1.21	$1.08
Adjusted diluted earnings (loss) per share	$2.04	$1.21	$1.08
Basic weighted-average shares outstanding	183,466,677	166,611,519	166,611,519
Diluted weighted-average shares outstanding	183,670,022	166,611,519	166,611,519
_____________
(1)Represents amortization of definite-lived acquired intangible assets. See Note 7, “Goodwill and Other Intangible Assets” to our consolidated financial statements and related notes for the fiscal year ended March 31, 2026 for further details.
(2)Represents the same adjustments used in calculating EBITDA and Adjusted EBITDA.
(3)Represents the tax impact of the adjustments, which are pre-tax, based upon the annual effective income tax rate.

Reconciliations of Non-GAAP operating and administrative expenses

	Year Ended March 31,
($ in thousands)	2026	2025	2024
Operating and administrative expenses	$1,080,250	$1,066,496	$1,027,427
Restructuring and cost savings implementation charges	(11,176)	(24,626)	(32,548)
Advisory fees	(3,125)	(10,000)	(10,000)
Transaction and integration costs	(1,191)	(2,982)	(8,205)
Amortization of product development costs	(56,306)	(56,655)	(58,459)
Stock-based compensation	(33,723)	—	—
Other	(17,351)	(20,018)	(16,585)
Adjusted operating and administrative expenses (1)	$957,378	$952,215	$901,630

Selling and marketing	$378,719	$380,199	$373,879
Stock-based compensation	(1,180)	—	—
Other	(6,922)	(3,210)	(4,678)
Adjusted selling and marketing expenses (1)	$370,617	$376,989	$369,201

General and administrative	$368,972	$345,213	$331,673
Restructuring and cost savings implementation charges	(11,176)	(24,626)	(32,548)
Advisory fees	(3,125)	(10,000)	(10,000)
Transaction and integration costs	(1,191)	(2,982)	(8,205)
Stock-based compensation	(27,428)	—	—
Other	(8,500)	(15,747)	(10,689)
Adjusted general and administrative expenses (1)	$317,552	$291,858	$270,231

Research and development	$276,253	$284,429	$263,416
Stock-based compensation	(5,115)	—	—
Other	(1,929)	(1,061)	(1,218)
Adjusted research and development expenses (1)	$269,209	$283,368	$262,198
_______________
(1)We calculate each of these measures by using the same adjustments used in calculating EBITDA and Adjusted EBITDA to the extent such items are included in the corresponding GAAP operating and administrative expense category.
Seasonality and Comparability
Our revenues, operating profit and operating cash flows are affected by the inherent seasonality of the academic calendar. For the fiscal year ended March 31, 2026, we realized approximately 25%, 32%, 21% and 22% of our revenues during the first, second, third and fourth quarters, respectively. This seasonality affects operating cash flow from quarter to quarter and there are certain months when we operate at a net cash deficit. Changes in our customers’ ordering patterns may affect the comparison of our current results in prior years where our customers may shift the timing of material orders for any number of reasons, including, but not limited to, changes in academic semester start dates or changes to their inventory management practices. During recent years, as the Higher Education business has transitioned to digital sales, third fiscal quarter sales have partially migrated to the fourth fiscal quarter.

Quarterly Results of Operations
The following tables set forth certain historical consolidated financial information for each of the quarters in the two-year period ended March 31, 2026. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	March 31, 2025				March 31, 2026
($ in thousands; unaudited)	First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026	Third Quarter 2026	Fourth Quarter 2026
Revenue	$522,954	$688,590	$416,493	$473,262	$535,710	$669,187	$434,162	$463,722
Cost of sales (excluding depreciation and amortization)	125,290	153,358	65,253	78,393	123,384	139,077	63,844	74,834
Gross profit	397,664	535,232	351,240	394,869	412,326	530,110	370,318	388,888
Operating expenses
Operating and administrative expenses	246,271	277,595	250,095	292,535	241,549	299,477	257,201	282,023
Depreciation	14,434	18,307	17,707	16,240	17,187	17,723	27,308	19,767
Amortization of intangibles	61,179	60,234	59,279	58,322	57,365	56,385	55,417	54,460
Impairment charge	—	—	—	—	—	—	—	39,000
Total operating expenses	321,884	356,136	327,081	367,097	316,101	373,585	339,926	395,250
Operating income (loss)	75,780	179,096	24,159	27,772	96,225	156,525	30,392	(6,362)
Interest expense (income), net	80,876	80,146	68,877	63,547	58,774	55,940	47,358	45,154
(Gain) loss on extinguishment of debt	—	2,719	—	—	—	16,361	8,183	1,222
Income (loss) from operations before taxes	(5,096)	96,231	(44,718)	(35,775)	37,451	84,224	(25,149)	(52,738)
Income tax provision (benefit)	4,351	(37,172)	8,210	121,092	36,949	(21,060)	(4,950)	(2,471)
Net income (loss)	$(9,447)	$133,403	$(52,928)	$(156,867)	$502	$105,284	$(20,199)	$(50,267)

	March 31, 2025				March 31, 2026
($ in thousands; unaudited)	First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026	Third Quarter 2026	Fourth Quarter 2026
Digital Revenue by Segment:
K-12	$99,618	$120,922	$107,976	$102,030	$108,597	$118,636	$103,513	$98,898
Higher Education	153,955	157,294	162,717	249,100	168,826	186,169	203,104	241,799
Global Professional	25,093	25,251	26,398	26,254	25,272	26,022	28,249	27,577
International	24,559	23,975	30,561	23,624	22,353	21,372	28,819	24,442

Print Revenue by Segment:
K-12	$175,209	$283,723	$42,206	$38,800	$162,334	$240,511	$24,676	$27,315
Higher Education	5,891	29,596	19,043	5,014	13,553	26,793	22,259	16,451
Global Professional	10,194	15,163	9,133	12,102	9,887	13,786	7,990	11,293
International	33,752	31,202	14,328	19,401	29,111	28,973	15,242	16,373
Other	(5,317)	1,464	4,131	(3,063)	(4,223)	6,925	310	(426)

Total Revenue	$522,954	$688,590	$416,493	$473,262	$535,710	$669,187	$434,162	$463,722

	March 31, 2025				March 31, 2026
($ in thousands; unaudited)	First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026	Third Quarter 2026	Fourth Quarter 2026
Adjusted EBITDA by Segment:
K-12	$91,207	$185,767	$25,941	$2,418	$96,393	$171,953	$10,462	$6,156
Higher Education	73,120	78,848	80,847	118,047	77,759	89,028	107,780	115,259
Global Professional	10,162	12,948	10,172	11,823	11,266	11,504	11,024	11,803
International	12,884	11,237	6,436	5,185	7,208	7,381	4,082	3,240
Other	(8,779)	1,537	2,812	(5,822)	(1,210)	6,540	2,519	(5,883)

Liquidity and Capital Resources

	March 31,
($ in thousands)	2026	2025
Cash and cash equivalents	$253,519	$389,830
Current portion of long-term debt	13,170	13,170
Long-term debt	2,560,698	3,164,551
Finance lease obligations	16,063	10,209
Historically, we have generated operating cash flows sufficient to fund our seasonal working capital needs, capital expenditures and financing requirements. We use our cash generated from operating activities for a variety of needs, including among others: working capital requirements, capital and product development expenditures and strategic acquisitions.
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
Cash and Cash Equivalents
Cash and cash equivalents include bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of interest-bearing demand deposits with daily liquidity, money market and time deposits. The balance also includes cash that is held by us outside the United States to fund international operations or to be reinvested outside of the United States. The investments and bank deposits are stated at cost, which approximates market value. These investments are not subject to significant market risk.
A&E Cash Flow Credit Facilities
McGraw-Hill Education, Inc. and certain subsidiaries entered into a credit agreement dated July 30, 2021 (as amended from time to time, the “Cash Flow Credit Agreement”) which provides for (i) a term loan facility (the “Term Loan Facility”) and (ii) a revolving credit facility (the “Cash Flow Revolving Credit Facility”). Amendments and repayments under the Cash Flow Credit Agreement during the fiscal years ended March 31, 2026 and 2025 are described below.
On August 6, 2024, McGraw-Hill Education, Inc. and certain subsidiaries amended its Cash Flow Credit Agreement which, among other things, (i) modified certain provisions therein, (ii) refinanced in full the outstanding term loans under the Term Loan Facility of $2,066.6 million with new term loans in an aggregate principal amount of $1,317.0 million, including an extended maturity to August 6, 2031, (such facility as being refinanced, the “A&E Term Loan Facility”) and (iii) except for $38.7 million of the Cash Flow Revolving Credit Facility outstanding immediately prior to August 6, 2024 (which remains due on July 30, 2026 and hereinafter referred to as the “Non-Extended Cash Flow Revolver Facility”), extended the maturity of $111.3 million of the Cash Flow Revolving Credit Facility thereunder to August 6, 2029 for lenders who consented to such amendment ( the “A&E Cash Flow Revolving Facility”). This refinancing was accounted for as a modification and partial extinguishment of debt in accordance with ASC 470-50. As a result, the Company recorded a loss on partial extinguishment of debt of $2.7 million, which included the write-off of unamortized debt discount and deferred financing fees of $1.0 million and $0.3 million, respectively, and new debt discount fees of $1.4 million. This loss was recorded within (gain) loss on extinguishment of debt in the consolidated statements of operations for the fiscal year ended March 31, 2025. The A&E Term Loan Facility, together with the Non-Extended Cash Flow Revolver Facility and the A&E Cash Flow Revolving Facility, are collectively referred to as, the “A&E Cash Flow Credit Facilities”.
During the three months ended December 31, 2024, the Company paid down a total of $100.0 million of debt outstanding under its A&E Term Loan Facility. As a result, the Company recorded accelerated amortization of unamortized debt discount and deferred financing costs of $3.9 million and $0.7 million, respectively, which were recorded within Interest expense (income), net in the consolidated statements of operations for the fiscal year ended March 31, 2025.
On February 6, 2025, McGraw-Hill Education, Inc. and certain subsidiaries amended its Cash Flow Credit Agreement to reprice its A&E Term Loan Facility with replacement term loans in an aggregate principal amount of $1,213.7 million. The A&E Term Loan Facility following the repricing has substantially the same terms as the existing A&E Term Loan Facility, including the same maturity date of August 6, 2031, except that the A&E Term Loan Facility following the repricing provided for a reduced applicable margin on Term SOFR of 75 basis points.
On March 31, 2025, the Company paid down $50.0 million of debt outstanding under its A&E Term Loan Facility. As a result, the Company recorded accelerated amortization of unamortized debt discount and deferred financing costs of $2.0 million and $0.4 million, respectively, which were recorded within Interest expense (income), net in the consolidated statements of operations for the fiscal year ended March 31, 2025.
On July 25, 2025, upon closing of the initial public offering, the Company used the net proceeds from the offering to repay $385.7 million of debt outstanding under its A&E Term Loan Facility. In connection with the repayment, the Company recorded accelerated amortization of unamortized debt discount and deferred financing costs related to the A&E Term Loan Facility of $16.4 million. These costs were recorded within (gain) loss on extinguishment of debt in the consolidated statements of operations for the fiscal year ended March 31, 2026.
On September 8, 2025, McGraw-Hill Education, Inc. and certain subsidiaries amended its Cash Flow Credit Agreement to further reprice its A&E Term Loan Facility with replacement term loans in an aggregate principal amount of $771.4 million. The A&E Term Loan Facility following the repricing has substantially the same terms as the A&E Term Loan Facility following the repricing on February 6, 2025, including the same maturity date of August 6, 2031, except that the A&E Term Loan Facility provided for a further reduced applicable margin on Term SOFR by up to 75 basis points.
On October 16, 2025, December 10, 2025 and March 31, 2026, McGraw-Hill Education, Inc. paid down $150.0 million, $50.0 million and $6.7 million, respectively, of debt outstanding under its A&E Term Loan Facility. As a result, the Company recorded accelerated amortization of debt discount and deferred financing costs related to the A&E Term Loan Facility of $8.4 million, which were recorded within (gain) loss on extinguishment of debt in the consolidated statements of operations for the fiscal year ended March 31, 2026.

As of March 31, 2026, the aggregate principal amount outstanding and fair value of the A&E Term Loan Facility was $554.8 million and $553.5 million, respectively, with a remaining contractual life of approximately 5.4 years. As of March 31, 2026, the amount available under the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility was $111,250 and $38,750, respectively, and no amount was outstanding under either facility.
Interest Rates and Fees
The interest rate applicable to borrowings under the A&E Cash Flow Credit Facilities is, at McGraw-Hill Education, Inc.'s option, either (1) the base rate, subject to a floor of 1.50% per annum, plus an applicable margin (which is 1.75% for the A&E Term Loan Facility following the repricing on September 8, 2025 (which further reduces to 1.50% if, and for so long as, McGraw-Hill Education, Inc. is rated by each of S&P and Moody’s with a rating from each of at least B+ (with stable or better outlook) and at least B1 (with stable or better outlook), respectively), 3.00% for the Non-Extended Cash Flow Revolver Facility and 3.00% for the A&E Cash Flow Revolving Facility) or (2) Term SOFR, subject to a floor of 0.50% per annum (or for the A&E Cash Flow Revolving Facility borrowings in permitted alternative currencies, such other permitted alternative currency rate) plus an applicable margin (which is 2.75% for the A&E Term Loan Facility following the repricing on September 8, 2025 (which further reduces to 2.50% if, and for so long as, McGraw-Hill Education, Inc. is rated by each of S&P and Moody’s with a rating from each of at least B+ (with stable or better outlook) and at least B1 (with stable or better outlook), respectively), 4.00% for the Non-Extended Cash Flow Revolver Facility and 4.00% for the A&E Cash Flow Revolving Facility). As of March 31, 2026, the interest rate for the A&E Term Loan Facility was 6.418% per annum.
The following fees are applicable under the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility: (a) an unused line fee of 0.50% per annum of the unused portion of the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility (in each case, excluding any swingline loans), (b) a letter of credit participation fee accruing at a rate equal to the interest rate margin applicable to Term SOFR under the A&E Cash Flow Revolving Facility borrowings on the aggregate stated amount of each letter of credit (c) a letter of credit ("LC") fronting fee of 0.125% on the average amount of LC exposure of such issuing bank and (d) certain other customary fees and expenses of the lenders, letter of credit issuers and agents thereunder. In addition, the A&E Term Loan Facility is subject to 1% annual amortization payable in equal quarterly installments. The Company incurred undrawn fees of $0.8 million on unutilized commitments for both the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility for the fiscal year ended March 31, 2026.
Collateral
All obligations under the Cash Flow Credit Agreement continue to be guaranteed by, and secured by a lien on the assets of, the direct parent of McGraw-Hill Education, Inc. and all of McGraw-Hill Education, Inc.’s direct and indirect wholly owned U.S. subsidiaries (subject to certain customary exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenue of excluded U.S. subsidiaries). The lien securing the obligations under the Cash Flow Credit Agreement is a second-priority lien with respect to accounts receivable, inventory and certain other current assets (second in priority to the lien securing the A&E ABL Revolving Credit Facilities) and a first-priority lien with respect to other assets, in each case, subject to other permitted liens. The A&E Cash Flow Credit Facilities are secured pari passu with the 2022 Secured Notes and the 2024 Secured Notes.
Covenants and Events of Default
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
The Cash Flow Credit Agreement contains customary covenants, including, but not limited to, restrictions on the ability of McGraw-Hill Education, Inc. and McGraw-Hill Education, Inc.'s restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, make investments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or certain burdensome agreements, create certain restrictions on subsidiaries, modify its governing documents, certain junior debt documents or change its line of business.
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
As of March 31, 2026, the Company was in compliance with all covenants or other requirements in the Cash Flow Credit Agreement.
A&E ABL Revolving Credit Facilities
McGraw-Hill Education, Inc. and certain subsidiaries entered into a revolving credit agreement dated July 30, 2021 (as amended from time to time, the “ABL Revolving Credit Agreement”) which provides for (i) a U.S. revolving credit facility, subject to U.S. borrowing base capacity (the “U.S. ABL Revolving Credit Facility”) and (ii) a non-U.S. revolving credit facility, subject to non-U.S. borrowing base capacity (the “Rest of World (“RoW”) ABL Revolving Credit Facility”. Certain amendments to the ABL Revolving Credit Agreement entered into during the fiscal years ended March 31, 2026 and 2025 are described below.
On August 6, 2024, McGraw-Hill Education, Inc. and certain subsidiaries amended its ABL Revolving Credit Agreement which, among other things, (i) modified certain provisions therein, (ii) extended the maturity to August 6, 2029 and (iii) increased the aggregate principal amount of available commitments thereunder from $200.0 million to $300.0 million, consisting of a $265.0 million U.S. facility (such facility as being refinanced, the “A&E U.S. ABL Revolving Credit Facility”) and a $35.0 million non-U.S. facility (such facility as being refinanced, the “A&E RoW ABL Revolving Credit Facility” and together with the A&E U.S. ABL Revolving Credit Facility, are collectively referred to as, the “A&E ABL Revolving Credit Facilities”). The A&E ABL Revolving Credit Facilities is not subject to amortization.
As of March 31, 2026, the amount available under the A&E ABL Revolving Credit Facilities was $300.0 million, subject to borrowing base capacity pursuant to the terms of the ABL Revolving Credit Agreement. Availability under the A&E ABL Revolving Credit Facilities excludes amounts outstanding for letters of credit in the amount of $4.0 million.
Interest Rates and Fees
The interest rate applicable to borrowings under the A&E ABL Revolving Credit Facilities is, at McGraw-Hill Education, Inc.'s option, either (1) the base rate plus an applicable margin or (2) Term SOFR (subject to a credit spread adjustment), SONIA (subject to a credit spread adjustment), EURIBOR, Term CORRA (subject to a credit spread adjustment), BBSY or BKBM (in each case, as defined in the A&E ABL Revolving Credit Facilities), in each case, plus an applicable margin. The applicable margin is based on average availability under the ABL Revolving Credit Agreement at such time, and ranges from 1.25% to 1.75% for non-base rate loans and 0.25% to 0.75% for base rate loans. The interest rate on borrowings under the A&E ABL Revolving Credit Facilities is subject to a Term SOFR (or such other permitted alternative currency rate) floor of 0% per annum.
The following fees are applicable under the A&E ABL Revolving Credit Facilities: (a) an unused line fee of (i) 0.250% per annum of the unused portion of any A&E ABL Revolving Credit Facilities (excluding any swingline loans) when the average daily unused portion of such A&E ABL Revolving Credit Facilities is less than or equal to 50% of the aggregate commitments under such A&E ABL Revolving Credit Facilities or (ii) 0.375% per annum of the unused portion of any A&E ABL Revolving Credit Facilities (excluding any swingline loans) when the average daily unused portion of such A&E ABL Revolving Credit Facilities is greater than 50% of the aggregate commitments under such A&E ABL Revolving Credit Facilities, (b) a letter of credit participation fee accruing at a rate equal to the interest rate margin applicable to Term SOFR borrowings on the aggregate stated amount of each letter of credit and (c) certain other customary fees and expenses of the lenders, letter of credit issuers and agents thereunder. The Company incurred undrawn fees of $1.2 million on unutilized commitments related to the A&E ABL Revolving Credit Facilities for the fiscal year ended March 31, 2026.
Collateral
All obligations under the ABL Revolving Credit Agreement continue to be guaranteed by, and secured by a lien on the assets of, the direct parent of McGraw-Hill Education, Inc. and all of McGraw-Hill Education, Inc.'s direct and indirect wholly owned U.S. subsidiaries (subject to certain customary exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenue of excluded U.S. subsidiaries). The lien securing the obligations under the A&E ABL Revolving Credit Facilities is a first-priority lien with respect to cash and cash equivalents, accounts receivable, inventory and certain other current and foreign assets, and a second-priority lien with respect to other assets (second in priority to the liens securing the A&E Cash Flow Credit Facilities, the 2022 Secured Notes and the 2024 Secured Notes). In addition to the U.S. obligors, the obligations under the A&E RoW ABL Revolving Credit Facility continue to be additionally guaranteed by, and secured by a lien on, the assets of certain foreign subsidiaries.
Covenants and Events of Default
The ABL Revolving Credit Agreement contains customary covenants, including, but not limited to, restrictions on the ability of McGraw-Hill Education, Inc. and McGraw-Hill Education, Inc.'s restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends or make other restricted payments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or certain burdensome agreements, create certain restrictions on subsidiaries, modify its governing documents, certain junior debt documents or change its line of business.
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
The ABL Revolving Credit Agreement provides that, upon the occurrence of certain events of default, McGraw-Hill Education, Inc.’s (and other co-borrowers’) obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, material pension plan events, certain change of control events and other customary events of default, subject to certain materiality levels, default triggers and cure and grace periods.
As of March 31, 2026, the Company was in compliance with all covenants or other requirements in the ABL Revolving Credit Agreement.
2024 Secured Notes
On August 6, 2024, the Company completed the issuance of $650.0 million aggregate principal amount of new 7.375% senior secured notes due 2031 (the “2024 Secured Notes”). The 2024 Secured Notes will mature on September 1, 2031. Interest on the 2024 Secured Notes is payable semiannually in arrears on March 1 and September 1 of each year, each commencing on March 1, 2025. The 2024 Secured Notes were offered and sold in transactions not required to be registered under the Securities Act and are not entitled to any registration rights.
The Company may redeem the 2024 Secured Notes at its option at certain redemption prices with respect to such series. Upon the occurrence of certain events constituting a change of control, McGraw-Hill Education, Inc. must offer to repurchase all of the 2024 Secured Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.
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
As of March 31, 2026, the Company was in compliance with all covenants or other requirements in the Indentures governing the 2024 Secured Notes.
As of March 31, 2026, the fair value of the outstanding 2024 Secured Notes was approximately $659.8 million, with a remaining contractual life of approximately 5.5 years.
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

The Company may redeem each series of the 2022 Notes at its option at certain redemption prices with respect to such series. Upon the occurrence of certain events constituting a change of control, McGraw-Hill Education, Inc. must offer to repurchase all of each series of 2022 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.
During the fiscal year ended March 31, 2024, the Company repurchased $50.0 million face value of the 2022 Unsecured Notes for $44.5 million. The repurchases were accounted for as an extinguishment of debt in accordance with ASC 470-50. As a result, the Company recorded a gain on extinguishment of debt of $3.4 million, which consisted of a $5.5 million redemption discount, partially offset by the write-off of unamortized debt discount and deferred financing costs of $1.7 million and $0.4 million, respectively. The gain was recorded within (gain) loss on extinguishment of debt in the consolidated statements of operations for the fiscal year ended March 31, 2024.
During the fiscal year ended March 31, 2026, the Company repurchased a total of $40.0 million face value of the 2022 Unsecured Notes for $39.9 million. The repurchases were accounted for as an extinguishment of debt in accordance with ASC 470-50. As a result, the Company recorded a loss on extinguishment of debt of $1.0 million, which consisted of a $0.1 million redemption discount, partially offset by the write-off of unamortized debt discount and deferred financing costs of $0.9 million and $0.2 million, respectively. The gain was recorded within (gain) loss on extinguishment of debt in the consolidated statements of operations for the fiscal year ended March 31, 2026.
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
As of March 31, 2026, the Company was in compliance with all covenants or other requirements in the Indentures governing the 2022 Notes.
As of March 31, 2026, the fair value of the outstanding 2022 Secured Notes and 2022 Unsecured Notes was approximately $817.1 million and $596.0 million, respectively, with a remaining contractual life of approximately 2.4 years and 3.4 years, respectively.

Debt Issuance Costs
The unamortized debt discount and deferred financing costs as of March 31, 2026, were as follows:

	As of March 31, 2026
($ in thousands)	Debt Discount(1)	Deferred Financing Costs(1)	Total
A&E Term Loan Facility	$17,908	$3,420	$21,328
2022 Secured Notes	13,288	3,115	16,403
2022 Unsecured Notes	12,743	2,937	15,680
2024 Secured Notes	4,150	911	5,061
Total	$48,089	$10,383	$58,472
______________
(1)Debt discount and deferred financing costs are included within long-term debt in the Company’s consolidated Balance Sheets and are amortized over the term of facility using the effective interest rate method.

In addition, as of March 31, 2026, the unamortized deferred financing costs related to the Cash Flow Revolving Facility and A&E ABL Revolving Credit Facilities were $2,369 and $2,953, respectively, and are included within Other non-current assets in the Company’s consolidated balance sheets and are amortized over the term of the facility on a straight-line basis.
Scheduled Principal Payments
The scheduled principal payments by fiscal year required under the terms of our debt were as follows:

($ in thousands)	March 31, 2026
2027	$13,170
2028	13,170
2029	841,636
2030	612,204
2031	1,152,160
Thereafter	—
$2,632,340
Finance Lease Obligations
Finance lease obligations includes capital leases for computer systems, office equipment and vehicles. See Note 15, “Leases,” to our consolidated financial statements for further discussion of our finance leases.
Cash Flows
Cash flows from operating, investing and financing activities are presented in the following table:

	Year ended March 31,
($ in thousands)	2026	2025	2024
Statement of Cash Flow Data
Cash flows provided by (used for):
Operating activities	$331,173	$646,284	$236,156
Investing activities	(203,863)	(167,062)	(136,109)
Financing activities	(264,867)	(294,680)	(77,243)

Operating Activities
•Cash flows provided by operating activities for the fiscal years ended March 31, 2026 and 2025 was $331.2 million and $646.3 million, respectively. The variance was primarily driven by an increase in net income of $202.7 million, net of non-cash flow items, and a decrease in the net change in operating assets and liabilities of $517.8 million. The decrease in the net change in operating assets and liabilities was primarily due to (i) a decrease in deferred revenue, driven by higher K-12 sales in the prior period related to market opportunities in California, Texas and Florida, which resulted in a greater deferred revenue growth compared to the current period; (ii) a decrease in accounts payable and accrued expenses, due to higher payments for annual incentive compensation in the current period, reflecting the stronger than expected performance in fiscal year 2025; (iii) a decrease in other current liabilities compared to the prior period, primarily due to the timing of payment of our fiscal year 2025 federal income tax liability and (iv) an increase in inventory compared to the prior period, due to the build-up of inventory to support a larger K-12 market opportunity in fiscal year 2027.
•Cash flows provided by operating activities for the fiscal years ended March 31, 2025 and 2024 was $646.3 million and $236.2 million, respectively. The variance was primarily driven by an increase in net income of $73.6 million, net of non-cash flow items, and an increase in the net change in operating assets and liabilities of $336.5 million. The net change in operating assets and liabilities was primarily driven by higher deferred revenue due to an increase in Re-occurring Revenue in our K-12 and Higher Education businesses as well as higher accounts payable due to the timing of payments and an increase in accrued expenses, largely attributable to higher annual incentive compensation accruals due to better-than-expected performance.
Investing Activities
•Cash flows used for investing activities for the fiscal years ended March 31, 2026 and 2025 was $203.9 million and $167.1 million, respectively. The variance was primarily driven by the increase in our product development expenditures and capital expenditures of $29.0 million and $13.8 million, respectively, as we continue to invest in our content and platforms.
•Cash flows used for investing activities for the fiscal years ended March 31, 2025 and 2024 was $167.1 million and $136.1 million, respectively. The variance was primarily driven by the increase in our product development expenditures of $15.3 million as we continue to invest in our content and platforms, the cash payment of $6.0 million for the acquisition of EssayPop and the $20.5 million in proceeds from a real estate sale in the prior fiscal period. This was partially offset by a decrease in our capital expenditures of $10.9 million.
Financing Activities
•Cash flows (used for) provided by financing activities for the fiscal years ended March 31, 2026 and 2025 was $264.9 million and $294.7 million, respectively. The variance was primarily driven by activity associated with our initial public offering, the repayment of our indebtedness and the debt refinancing transactions completed in the prior year. During the fiscal year ended March 31, 2026, financing activities primarily included the repayment of $605.6 million of debt outstanding under our A&E Term Loan Facility, proceeds of $392.9 million from the issuance of Common Stock in connection with our initial public offering, the repurchase of $39.9 million of 2022 Unsecured Notes, and the payment of $7.0 million of deferred initial public offering costs. In the prior period, financing activities primarily reflected the repayment of $754.9 million and $156.6 million of debt outstanding under the Term Loan Facility and A&E Term Loan Facility, respectively, borrowings of $650.0 million related to the issuance of the 2024 Secured Notes, and payment of $24.0 million of deferred financing costs.
•Cash flows (used for) provided by financing activities for the fiscal years ended March 31, 2025 and 2024 was $294.7 million and $77.2 million, respectively. The variance was primarily driven by the reduction in our aggregate outstanding indebtedness of $99.6 million as a result of the 2024 Refinancing Transactions and the voluntary prepayment of $150.0 million in principal under our A&E Term Loan Facility during fiscal year 2025.
Capital Expenditures and Product Development Expenditures
Part of our plan for growth and stability includes disciplined capital expenditures and product development expenditures. An important component of our cash flow generation is our product development efficiency. We have been focused on optimizing our product development expenditures to generate content that can be leveraged across our full range of products, maximizing long-term return on investment. Product development expenditures, principally external preparation costs, are amortized from the fiscal year of publication over their estimated useful lives, of one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs. In evaluating recoverability, we consider our current assessment of the marketplace, industry trends and the projected success of programs. Our product development expenditures was $119.0 million, $90.0 million, $74.7 million for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
Capital expenditures include purchases of property, plant and equipment and capitalized technology costs that meet certain internal and external criteria. Our capital expenditures was $84.9 million, $71.1 million and $82.0 million for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
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
Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any relationships with unconsolidated entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Estimates
Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, revenue recognition, sales returns, the determination of the fair value of acquired assets and liabilities assumed in acquisitions, accounting for the impairment of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, stock-based compensation, valuation of Common Stock and income taxes. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent under the circumstances. Actual results may differ materially from these estimates. For a complete description of our significant accounting policies, see Note 1, “Description of Business, Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements.
Revenue Recognition
Revenue is recognized when the control of goods is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. We determine revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
Our performance obligation for print products is typically satisfied at the time of shipment to the customer, which is when control transfers to the customer. For print products, such as workbooks, that are multi-year contracts, each academic year represents a distinct performance obligation which is satisfied when each academic year’s delivery to the customer takes place.
Our digital products are generally sold as subscriptions, which are paid for at the time of sale or shortly thereafter, and our performance obligation is satisfied ratably over the life of the digital products’ subscription period.
Our contracts with customers often include multiple performance obligations which generally include print and digital textbooks/content and instructional materials. One or more of these contractual performance obligations may be provided for no additional consideration, i.e., gratis performance obligations. These performance obligations are considered distinct as the customer can benefit from each of the promised products under the contract on its own and the transfer of these promised products are separately identifiable and are not dependent on other promised products within the contract. For contracts that contain multiple performance obligations, we allocate the transaction price based on the relative standalone selling price (“SSP”) method, inclusive of gratis performance obligations, pursuant to which the transaction price is allocated to each performance obligation based on the proportion of the SSP of each performance obligation to the sum of the SSPs of all of the performance obligations in the contract. We determine the SSP based on our historical pricing for the distinct performance obligation when sold separately.
Sales Returns
Our sales return reflects seasonal fluctuations and is a subjective critical estimate that has a direct impact on revenue. The allowance for sales returns is an estimate, which is based on historical rates of return, timing of returns and market conditions. The provision for sales returns is reflected as a reduction to Revenues in the consolidated statements of operations for sales recognized as revenue and as a reduction to Deferred revenue in the consolidated balance sheets for sales which have not been recognized yet. Sales returns are charged against the reserve as products are returned to inventory. The impact of a one percentage point change in the estimate of the allowance for sales returns would have resulted in an increase or decrease in operating income for the fiscal year ended March 31, 2026 of approximately $1.8 million.

Business Combinations
The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. The excess of the cost of an acquired entity, net of the amounts assigned to the assets acquired and liabilities assumed, is recognized as goodwill. The net assets and results of operations of an acquired entity are included on our consolidated financial statements from the acquisition date.
The purchase price allocation process requires management to make significant estimates and assumptions in the determination of the fair value of these assets acquired and liabilities assumed, especially with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include, but are not limited to, projected revenue growth rates, royalty rates, tax rates, discount rates, tax amortization benefits, obsolescence rates and attrition rates. We engage outside third-party specialists as deemed necessary or appropriate to assist in the calculation of the fair value of assets acquired and liabilities assumed; however, management is responsible for evaluating the estimate. The significant estimates and assumptions used in determining their fair value may change during the finalization of the purchase price allocation. As a result, we may make adjustments to the provisional amounts recorded for certain items as part of the purchase price allocation subsequent to the acquisition, not to exceed one year after the acquisition date, until the purchase accounting allocation is finalized.
When a business combination involves contingent consideration, we record a liability for the estimated cost of such contingencies when expenditures are probable and reasonably estimable. A significant amount of judgment is required to estimate and quantify the potential liability in these matters.
We reassess the estimated fair value of the contingent consideration for each financial reporting period over the term of the arrangement. Any resulting changes identified subsequent to the measurement period are recognized in earnings and could have a material effect on our results of operations.
In addition, review of the tax balances associated with the opening balance sheet of acquired entities is a critical step of the acquisition accounting and throughout the measurement period.
Accounting for the Impairment of Long-Lived Assets (Including Other Intangible Assets)
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on market observable inputs, discounted cash flows or appraised values, depending upon the nature of the assets.
Goodwill and Indefinite-Lived Intangible Assets
We review goodwill and indefinite-lived intangible assets for impairment annually, as of March 31, or more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible asset might be impaired.
We initially perform a qualitative analysis to evaluate whether there are events or circumstances that provide evidence that it is more likely than not that the fair value of any of our reporting units or indefinite-lived intangible assets are less than their carrying amount. If, based on this evaluation we do not believe that it is more likely than not that the fair value of any of our reporting units or indefinite-lived intangible assets are less than their respective carrying amounts, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units or indefinite-lived intangible assets are less than their respective carrying amounts, we perform a quantitative impairment test. If the results of our quantitative assessment determine that the carrying value exceeds the fair value of the reporting unit or indefinite-lived intangible assets, then we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit or indefinite-lived assets fair value.
To perform the quantitative impairment test, we estimate the fair value of our reporting units using a weighted average of the discounted cash flow method and the market-based valuation model, which includes the Guideline Publicly Traded Company (“GPTC”) method.
The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating margins and cash flows, the terminal growth rate and the discount rate. We project revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rates, we consider our historical and projected results, as well as the economic environment in which its reporting units operate. The discount rates utilized for each reporting unit reflect our assumptions of marketplace participants’ weighted-average cost of capital and risk assumptions, both specific to the reporting unit and overall, in the economy.
Fair value determinations of the reporting units require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for the purposes of the quantitative goodwill impairment test will prove to be an accurate prediction of future results. Certain future events and circumstances that could result in changes to our future cash flow estimates and assumptions include, but are not limited to, (i) our ability to win new adoptions in certain U.S. states, changes in state academic standards and changes in the timing and scope of anticipated levels of federal, state and local education funding available for the purchase of instructional materials in our K-12 reporting unit; (ii) enrollment levels in colleges and universities in our Higher Education reporting unit; (iii) customer retention rates and growth in knowledge-based industries, especially medical, technical and engineering fields in our Global Professional reporting unit; and (iv) government policy, political and economic conditions and competitive situations in the countries in which we operate in our International reporting unit. Other future events and circumstances that could also result in changes to these estimates and assumptions include the uncertainty of global market conditions, interest rates, inflation, and unemployment. Many of these factors are outside the control of management, and these estimates and assumptions may change in future periods. Changes in these estimates or assumptions could materially affect our cash flow projections and, therefore, could affect the likelihood and amount of potential impairment in future periods. Accordingly, if our current cash flow estimates and assumptions are not realized, it is possible that an impairment charge may be recorded in the future.
The GPTC method applies market multiples of selected comparable businesses to our financial forecasts to create an indication of fair value of our reporting units. These market multiples are derived from companies in similar industries, with similar economic and financial characteristics, and companies that we believe entail a similar degree of business risk. The key estimates and assumptions that are used to determine fair value under the market approach include EBITDA market multiples for selected comparable publicly traded companies with similarities to our reporting units. If these estimates and assumptions change in the future, such as a decline in current market multiples, heightened competition or strategic decisions made in response to economic or competitive conditions, the fair value of our reporting units may be materially impacted and therefore we may be required to record impairment charges in future periods.
To corroborate our fair value conclusions, we reconcile the aggregate estimated fair value of our reporting units to our market capitalization as of the goodwill testing date to assess the reasonableness of the implied control premium relative to observable market data and recent transactions in similar industries. Market capitalization is determined by using an average stock price over a reasonable period preceding and including the goodwill testing date. This analysis serves as a reasonableness check of our valuation assumptions and estimates.
Fair values of indefinite-lived intangible assets are estimated using relief-from-royalty discounted cash flow analyses. Significant judgments inherent in the relief-from-royalty method include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the relief-from-royalty discounted cash flow analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the relief-from-royalty discounted cash flow analyses are based upon an estimate of the royalty rates that a market participant would pay to license our trade names and trademarks.
Changes in these estimates and assumptions could materially affect the determination of fair value for each indefinite-lived intangible asset and for some of the indefinite-lived intangible assets could result in an impairment charge, which could be material to our financial position and results of operations.
Goodwill
The following tables summarize the changes in carrying value of goodwill by reporting unit for the fiscal years ended March 31, 2026, 2025 and 2024:

($ in thousands)	K-12	Higher Education	Global Professional	International	Total
As of March 31, 2023	$1,184,877	$990,022	$249,809	$173,387	$2,598,095
Impairment charge(1)	—	—	(40,500)	—	(40,500)
As of March 31, 2024	$1,184,877	$990,022	$209,309	$173,387	$2,557,595
Additions	—	—	—	—	—
As of March 31, 2025	$1,184,877	$990,022	$209,309	$173,387	$2,557,595
Impairment charge(2)	—	—	—	(35,000)	(35,000)
As of March 31, 2026	$1,184,877	$990,022	$209,309	$138,387	$2,522,595
_______________
(1)As of March 31, 2024, we performed a quantitative impairment test and recorded a $40.5 million impairment charge to adjust the carrying amount of goodwill related to our Global Professional reporting unit. The impairment charge resulted primarily from a revision of previously projected revenues given the strategic decision to sunset certain non-core front-list print titles and to re-invest into higher margin digital medical and engineering portfolios. Based on the quantitative goodwill impairment analysis of the K-12, Higher Education and International reporting units as of March 31, 2024, the fair value exceeded the carrying value. There were no impairment charges recognized related to the goodwill recorded within the K-12, Higher Education or International reporting units.
(2)As of March 31, 2026, we performed a quantitative impairment test and recorded a $35.0 million impairment charge to adjust the carrying amount of goodwill related to our International reporting unit. The impairment charge was primarily attributable to uncertainty in macroeconomic and geopolitical conditions, including rising interest rates, foreign exchange volatility, and economic uncertainties in certain countries within the Middle East region in which the International reporting unit operates, which impacted both the discount rate and projected revenue growth rates. Based on the quantitative goodwill impairment analysis of the K-12, Higher Education and Global Professional reporting units as of March 31, 2026, the fair value exceeded the carrying value. There were no impairment charges recognized related to the goodwill recorded within the K-12, Higher Education or Global Professional reporting units.

We performed our annual impairment test of the K-12, Higher Education, Global Professional and International reporting units as of March 31, 2025, and concluded that the fair value exceeded the carrying value. As such, no impairment charges were recognized related to the goodwill recorded within the K-12, Higher Education, Global Professional or International reporting units.

Indefinite-Lived Intangible Assets
As of March 31, 2026, we performed our annual impairment test of our indefinite-lived intangible assets and concluded that the carrying value of the International indefinite-lived Trademark exceeded its fair value. As a result, the Company recorded an impairment charge of $4.0 million related to the Trademark for the fiscal year ended March 31, 2026. The impairment charge was primarily attributable to uncertainty in macroeconomic and geopolitical conditions, including rising interest rates, foreign exchange volatility, and economic uncertainties in certain countries within the Middle East region in which the International reporting unit operates, which impacted both the discount rate and projected revenue growth rates used in our valuation.
As of March 31, 2025, we performed our annual impairment test and concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying values. As such, no impairment charges were recorded for any of our indefinite-lived intangible assets as of March 31, 2025.
As of March 31, 2024 and December 31, 2023, we performed a quantitative impairment test on our indefinite-lived assets. Based on the results of the March 31, 2024 and December 31, 2023 impairment analyses, impairment charges of $2.0 million and $7.0 million, respectively, were recorded for the Global Professional indefinite-lived Trademark. This resulted primarily from a revision of previously projected revenues given the strategic decision to sunset certain non-core front-list print titles and to re-invest into higher margin digital medical and engineering portfolios.
Stock-Based Compensation
We issue stock-based awards, including stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards to eligible employees, directors and consultants of McGraw Hill, Inc. and its subsidiaries. Determining the fair value of these awards requires management to make estimates and assumptions that affect the amount of compensation expense recognized in our consolidated financial statements.
The fair value of stock options is based on the fair value of our Common Stock on the grant date. The fair value of stock options subject only to a service condition is estimated at the grant date using a Black-Scholes option pricing model, while stock options that contain market conditions are valued using a Monte Carlo simulation model. The fair value of RSUs is determined based on the market price of our Common Stock on the grant date. The fair value of PSUs that contain market conditions, is estimated using a Monte Carlo simulation model.
Black-Scholes Option-Pricing Model
The Black-Scholes model requires management to make assumptions regarding dividend yield, expected volatility, risk-free interest rates and expected term. The dividend yield is based on forecasted expected payments, which are expected to be zero for the immediate future. Expected volatility is estimated based on the historical volatility of comparable companies’ stock price, selected based on industry and market capitalization. The risk-free interest rate is based on the U.S. government bond yield in effect at the grant date for a period equal to the awards’ expected term. The expected term represents the midpoint between the time until expiration and average vesting period.
Monte Carlo Simulation Model
The Monte Carlo model incorporates assumptions regarding dividend yield, expected volatility and risk-free interest rates. The dividend yield is based on forecasted expected payments, which are expected to be zero for the immediate future. Expected volatility is estimated based on the historical volatility of comparable companies’ stock price, selected based on industry and market capitalization. The risk-free interest rate is based on the U.S. Constant Maturity Treasury rate in effect at the time of grant for a period equal to the awards' expected term.

Changes in the above assumptions could materially affect the estimated fair value of stock-based awards and the amount of compensation expense recognized.
For stock-based awards accounted for as equity awards, total compensation cost is based on the grant date fair value of the awards. For stock-based awards accounted for as liability awards, total compensation cost is based on the fair value of the awards on the date the award is granted and is remeasured at each reporting date until settlement. For stock-based awards subject to a performance and a market condition, we recognize stock-based compensation expense over the greater of the derived service period and the implicit or explicit service period, once the performance condition is considered probable of being achieved. The market condition is reflected in the grant date fair value of the stock-based award, and the stock-based compensation expense is recognized regardless of whether the market condition is achieved. For stock-based awards subject to a service condition and a performance condition, we recognize stock-based compensation expense over the requisite service period, using the accelerated attribution method, once the performance condition is considered probable of being achieved. Forfeitures are accounted for as they occur. Stock-based compensation is recorded in operating and administrative expenses in the consolidated statements of operations.
See Note 14, “Stock-Based Compensation,” to our consolidated financial statements for more information regarding our stock-based compensation awards.
Valuation of Common Stock
Prior to the completion of our initial public offering, the fair value of the common stock underlying our stock-based compensation awards has historically been determined by our board of directors, with input from management and corroboration from contemporaneous third-party valuations. Given the absence of an active public market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:
•contemporaneous valuations of our common stock performed by independent third-party specialists;
•the lack of marketability inherent in our common stock and illiquidity of stock-based awards involving securities in a private company;
•our actual operating and financial performance;
•our current business conditions and projections;
•our net leverage and effective interest rates;
•our hiring of key personnel and the experience of our management;
•our history and the introduction of new products;
•our stage of development;
•industry information such as market size and growth;
•the market performance of comparable publicly traded companies;
•the U.S. and global macroeconomic and capital market conditions; and
•the likelihood of achieving a liquidity event, such as an initial public offering, a merger or acquisition of our company given prevailing market conditions.

In valuing our common stock, our board of directors determined the fair value of our Company by taking a weighted combination of the income valuation approach and the market valuation approach, which included both the GPTC and Market Transaction methods.
The income approach used the discounted cash flow method which involves estimating the future cash flows of a business, including fixed asset and net working capital requirements, for a discrete period of time and discounting such cash flows to present value. If the cash flows are expected to continue beyond the discrete time period, then a terminal value of the business is estimated and discounted to present value. The discount rate reflects the risks inherent in the cash flows and the market rates of return available from alternative investments of similar type and quality as of the valuation date.
The market approach included both the GPTC and Market Transaction methods. When using the GPTC method of the market approach in determining the fair value of our common stock, we identified companies similar to our business and used these guideline companies to develop relevant market multiples and ratios. We then applied these market multiples and ratios to our financial forecasts to create an indication of total equity value. In selecting the guideline companies used in our analysis, we applied several criteria, including companies in similar industries, companies we believed investors would perceive as similar to us based on economic and financial measures, and companies that we believed entail a similar degree of business risk. When using the Market Transaction method of the market approach in determining the fair value of our common stock, we used publicly disclosed data from arm’s-length transactions involving similar companies to develop relationships or value measures between the prices paid for the target companies and the underlying financial performance of those companies. These value measures were then applied to our applicable operating data to create an indication of total equity value.
Application of these approaches and methodologies involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable public companies and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
For valuations after the completion of our initial public offering on July 25, 2025, the fair value of each share of underlying Common Stock is based on the closing price of our Common Stock as reported on the grant date on the NYSE.
Income Taxes
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.
Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management evaluates the weight of both positive and negative evidence in determining whether a deferred tax asset will be realized. Management will look to a history of losses, future reversal of existing taxable temporary differences, taxable income in carryback years, feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can also be affected by changes in tax laws and changes to statutory tax rates.
We prepare and file tax returns based on management’s interpretation of tax laws and regulations. As with all businesses, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax assessments based on differences in interpretation of tax laws and regulations. We adjust our estimated uncertain tax positions reserves based on current audits and recent settlements with various taxing authorities as well as changes in tax laws, regulations and interpretations.

We recognize accrued interest and penalties related to uncertain tax positions in income tax provision (benefit) within the consolidated statements of operations.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 1, “Description of Business, Basis of Preparation and Summary of Significant Accounting Policies,” to our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks from foreign currency exchange rates and interest rates, which could affect our operating results, financial position and cash flows. We manage these risks through our regular operating activities and, when deemed appropriate, through the use of derivative financial instruments in accordance with our policies. We do not enter into derivative financial instruments for speculative or trading purposes.
Foreign Exchange Risk
We have operations in various foreign countries where the functional currency is primarily the local currency. Accordingly, we are subject to volatility in foreign exchange rates, including in the regions in which we operate, which has adversely affected, and may continue to adversely affect, the results of our international operations, including in those operations’ revenues, expenses, operating results, cash flows and the value of their assets and liabilities. For international operations that are determined to be extensions of the U.S. operations, or where a majority of the revenue and/or expenses is U.S. dollar denominated, the U.S. dollar is the functional currency. Our principal currency exposures relate to the Australian Dollar, British Pound, Canadian Dollar, Euro, Mexican Peso and Singapore Dollar. From time to time, we may enter into hedging arrangements with respect to foreign currency exposures.
Interest Rate Risk
A&E Cash Flow Credit Facilities and A&E ABL Revolving Credit Facilities
We are exposed to interest rate risk on borrowings under our A&E Cash Flow Credit Facilities and A&E ABL Revolving Credit Facilities, which bear interest at variable rates with a Term SOFR floor of 0.5% and 0.00%, respectively, as of March 31, 2026. A 100 basis-point increase in Term SOFR on our A&E Cash Flow Credit Facilities debt balances outstanding as of March 31, 2026 would increase our annual interest expense by $5.5 million. No debt balance was outstanding under the A&E ABL Revolving Credit Facilities as of March 31, 2026.
From time to time, we may enter into hedging arrangements with respect to floating interest rate borrowings. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of McGraw Hill, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of McGraw Hill, Inc. and subsidiaries (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity (deficit) for each of the three years in the period ended March 31, 2026, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill impairment assessment

Description of the Matter
As of March 31, 2026, the Company’s goodwill was $2.5 billion. As described in Notes 1 and 7 to the consolidated financial statements, goodwill is tested for impairment annually at March 31 or between annual tests if an event occurs or if circumstances change indicating that the fair value of each reporting unit may be below its carrying amount. Auditing management’s goodwill impairment test was especially complex and judgmental due to the significant estimation required in determining the fair value of the International reporting unit. The fair value estimate for the International reporting unit was sensitive to significant assumptions, such as the projected revenue growth rates and operating profit margins, the discount rate, and the multiples applied to forecasted earnings. These significant assumptions were affected by expectations about future economic and market conditions. During the year ended March 31, 2026, the Company recognized an impairment charge related to the International reporting unit goodwill of $35 million.

How We Addressed the Matter in Our Audit	To test the estimated fair value of the International reporting unit, we performed audit procedures that included, among others, evaluating the valuation methodologies used and evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the International reporting unit. We also compared the implied multiple used to determine the fair value of the International reporting unit, to comparable guideline companies. We utilized internal valuation specialists to assist in our evaluation of the Company's valuation methodologies and certain significant assumptions.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
New York, New York
June 11, 2026

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	Year Ended March 31,
	2026	2025	2024
Revenue	$2,102,781	$2,101,299	$1,960,478
Cost of sales (excluding depreciation and amortization)	401,139	422,294	420,331
Gross profit	1,701,642	1,679,005	1,540,147
Operating expenses
Operating and administrative expenses	1,080,250	1,066,496	1,027,427
Depreciation	81,985	66,688	52,985
Amortization of intangibles	223,627	239,014	254,937
Impairment charge	39,000	—	49,500
Total operating expenses	1,424,862	1,372,198	1,384,849
Operating income (loss)	276,780	306,807	155,298
Interest expense (income), net	207,226	293,446	326,438
(Gain) loss on extinguishment of debt	25,766	2,719	(3,415)
Income (loss) from operations before taxes	43,788	10,642	(167,725)
Income tax provision (benefit)	8,468	96,481	25,294
Net income (loss)	$35,320	$(85,839)	$(193,019)

Earnings (loss) per share:
Basic	$0.19	$(0.52)	$(1.16)
Diluted	$0.19	$(0.52)	$(1.16)
Weighted-average shares outstanding:
Basic	183,466,677	166,611,519	166,611,519
Diluted	183,670,022	166,611,519	166,611,519
See accompanying notes to the consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except for share and per share data)

	Year Ended March 31,
	2026	2025	2024
Net income (loss)	$35,320	$(85,839)	$(193,019)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(89)	(2,671)	3,643
Total other comprehensive income (loss)	$(89)	$(2,671)	$3,643
Comprehensive income (loss)	$35,231	$(88,510)	$(189,376)
See accompanying notes to the consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)

	March 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$253,519	$389,830
Accounts receivable, net of allowance for credit losses of $14,517 and $13,521 as of March 31, 2026 and 2025, respectively	362,483	338,426
Inventories, net	195,022	174,018
Prepaid and other current assets	162,625	150,357
Total current assets	973,649	1,052,631
Product development costs, net	285,970	222,182
Property, plant and equipment, net	90,421	95,197
Goodwill	2,522,595	2,557,595
Other intangible assets, net	1,227,253	1,454,185
Deferred income taxes	8,572	7,983
Operating lease right-of-use assets	44,836	49,661
Other non-current assets	332,225	318,326
Total assets	$5,485,521	$5,757,760
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$126,701	$146,742
Accrued royalties	81,436	71,457
Accrued compensation	108,434	124,954
Deferred revenue	835,357	794,031
Current portion of long-term debt	13,170	13,170
Operating lease liabilities	8,365	8,042
Other current liabilities	93,086	172,023
Total current liabilities	1,266,549	1,330,419
Long-term debt	2,560,698	3,164,551
Deferred income taxes	15,214	15,656
Long-term deferred revenue	836,001	882,156
Operating lease liabilities	57,301	64,737
Other non-current liabilities	23,540	19,997
Total liabilities	4,759,303	5,477,516
Commitments and contingencies (Note 20)
Stockholders' equity (deficit)
Class A voting common stock, par value $0.01 per share; 186,471,212 shares authorized, 165,160,216 shares issued and outstanding as of March 31, 2025	—	1,652
Class B non-voting common stock, par value $0.01 per share; 14,384,922 shares authorized, 1,451,303 shares issued and outstanding as of March 31, 2025	—	14
Common Stock, par value $0.01 per share; 2,000,000,000 shares authorized, 191,146,027 shares issued and outstanding as of March 31, 2026; and no shares authorized, issued and outstanding as of March 31, 2025	1,911	—
Additional paid-in capital	1,972,702	1,562,204
Accumulated deficit	(1,245,880)	(1,281,200)
Accumulated other comprehensive income (loss)	(2,515)	(2,426)
Total stockholders' equity (deficit)	726,218	280,244
Total liabilities and stockholders' equity (deficit)	$5,485,521	$5,757,760
See accompanying notes to the consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except for share and per share data)

	Year Ended March 31,
	2026	2025	2024
Operating activities
Net income (loss)	$35,320	$(85,839)	$(193,019)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of inventory purchase accounting adjustments	—	—	18,101
Depreciation (including amortization of technology costs)	81,985	66,688	52,985
Amortization of intangibles	223,627	239,014	254,937
Amortization of product development costs	56,306	56,655	58,459
Amortization of deferred royalties	76,186	75,919	75,330
Amortization of deferred commission costs	22,449	19,092	14,018
Stock-based compensation	33,723	—	—
Credit losses on accounts receivable	2,309	2,768	10,566
Unrealized (gain) loss on interest rate cap	—	235	2,582
Inventory obsolescence	9,186	13,013	17,711
Deferred income taxes	(1,055)	(1,470)	(30,444)
Amortization of debt discount	13,000	20,722	15,492
Amortization of deferred financing costs	4,943	10,495	5,503
(Gain) loss on extinguishment of debt	25,766	2,719	(3,415)
Gain on disposition	—	—	(1,893)
Impairment charge	39,000	—	49,500
Changes in operating assets and liabilities:
Accounts receivable	(22,902)	(12,490)	(42,755)
Inventories	(29,467)	26,299	(784)
Prepaid and other current assets	(127,979)	(99,627)	(87,504)
Accounts payable and accrued expenses	(21,265)	85,541	(46,834)
Deferred revenue	(6,174)	166,550	61,428
Other current liabilities	(84,192)	46,854	(23,033)
Other changes in operating assets and liabilities, net	407	13,146	29,225
Cash provided by (used for) operating activities	331,173	646,284	236,156
Investing activities
Product development expenditures	(119,001)	(90,000)	(74,656)
Capital expenditures	(84,862)	(71,062)	(81,953)
Proceeds from disposition	—	—	20,500
Acquisition of EssayPop	—	(6,000)	—
Cash provided by (used for) investing activities	(203,863)	(167,062)	(136,109)
Financing activities
Borrowings on 2024 Secured Notes	—	650,000	—
Borrowings on ABL Revolving Credit Facility	—	—	30,000
Payment of A&E Term Loan Facility	(605,575)	(156,585)	—
Payment of Term Loan Facility	—	(754,875)	(21,250)
Payment of ABL Revolving Credit Facility	—	—	(30,000)
Repurchase of 2022 Unsecured Notes	(39,895)	—	(44,497)
Payment of deferred financing costs	—	(24,027)	—
Payment of finance lease obligations	(6,722)	(9,193)	(11,496)
Proceeds from issuance of Common Stock in Initial Public Offering, net of underwriting discounts	392,862	—	—
Deferred Initial Public Offering costs	(7,037)	—	—
Issuance of Common Stock	1,500	—	—
Cash provided by (used for) financing activities	(264,867)	(294,680)	(77,243)
Effect of exchange rate changes on cash	1,246	1,670	(659)
Net change in cash and cash equivalents	(136,311)	186,212	22,145
Cash and cash equivalents, at the beginning of the period	389,830	203,618	181,473
Cash and cash equivalents, at the end of the period	$253,519	$389,830	$203,618
Supplemental disclosures
Cash paid for interest expense	$207,932	$274,730	$333,373
Cash paid for income taxes	76,582	46,920	43,781
See accompanying notes to the consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Dollars in thousands, except for share and per share data)

	Class A Voting Common Stock		Class B Non-Voting Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2023	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,002,342)	$(3,398)	$558,130
Net income (loss)	—	—	—	—	—	—	—	(193,019)	—	(193,019)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	3,643	3,643
Balance at March 31, 2024	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,195,361)	$245	$368,754
Net income (loss)	—	—	—	—	—	—	—	(85,839)	—	(85,839)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(2,671)	(2,671)
Balance at March 31, 2025	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,281,200)	$(2,426)	$280,244
Net income (loss)	—	—	—	—	—	—	—	35,320	—	35,320
Other comprehensive (income) loss, net of tax	—	—	—	—	—	—	—	—	(89)	(89)
Conversion of Class A and Class B common stock to Common Stock	(165,160,216)	(1,652)	(1,451,303)	(14)	166,611,519	1,666	—	—	—	—
Issuance of Common Stock in Initial Public Offering, net of offering costs	—	—	—	—	24,390,000	244	375,276	—	—	375,520
Issuance of Common Stock	—	—	—	—	108,381	1	1,499	—	—	1,500
Conversion of vested restricted stock units	—	—	—	—	36,127	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	33,723	—	—	33,723
Balance at March 31, 2026	—	$—	—	$—	191,146,027	$1,911	$1,972,702	$(1,245,880)	$(2,515)	$726,218
See accompanying notes to the consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)

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
McGraw Hill, Inc. is a leading global provider of education solutions for K-12, higher education and professional learning. The business is comprised of the following four reportable segments:
•K-12: The Company provides end-to-end core, supplemental and intervention curricula to support the needs of U.S. K-12 schools. The Company sells blended digital and print learning solutions directly to school districts across the United States.
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
Basis of Preparation
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and all intercompany transactions and balances have been eliminated in consolidation.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Fiscal Year
Our fiscal year is a 52-week period ended on March 31.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
Stock Conversion and Stock Split
In connection with the Company’s initial public offering, on July 23, 2025, the Company converted all of its outstanding Class A voting common stock and Class B non-voting common stock into a single class of common stock on a 1-for-1 basis (the “Stock Conversion”) and effected a 1.06555-for-1 stock split (the “Stock Split”) of the Company's common stock, including the shares of common stock underlying outstanding stock options. The par value of the Company’s common stock was not adjusted and 166,611,519 shares of common stock with a par value of $0.01 per share (“Common Stock”) were outstanding as a result of the Stock Split. All share and per share data has been presented on the basis of this Stock Split for all the periods presented within these consolidated financial statements.
Initial Public Offering
On July 25, 2025, the Company completed its initial public offering in which the Company issued and sold 24,390,000 shares of our Common Stock at a public offering price of $17.00 per share (the “initial public offering”). The Company received $385,698 in net proceeds, after deducting $21,768 of underwriting discounts and commissions and approximately $7,164 in estimated offering expenses. Upon the closing of the initial public offering, the Company used the net proceeds from the offering to repay $385,698 of debt outstanding under its A&E Term Loan Facility. The underwriters were granted a 30-day option to purchase up to an additional 3,658,500 shares of Common Stock from Platinum (the “Selling Stockholder”) solely to cover over-allotments, which was not exercised.
Prior to the initial public offering, deferred offering costs, which consist primarily of legal, accounting, and consulting fees directly related to the Company’s initial public offering, were capitalized within prepaid expenses and other current assets in the consolidated balance sheets. Upon the consummation of the initial public offering, deferred offering costs of $17,342, inclusive of the $7,164 offering expense noted above, were reclassified into additional paid-in capital, as a reduction of the initial public offering proceeds.
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
Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of interest-bearing demand deposits with daily liquidity, money market and time deposits. The balance also includes cash that is held by the Company

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
outside of the United States to fund international operations or to be reinvested outside of the United States. The investments and bank deposits are stated at cost, which approximates market value. These investments are not subject to significant market risk.
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
Concentration of Credit Risk
As of March 31, 2026 and 2025, two resellers comprised 47% and three resellers comprised 38%, respectively, of the gross accounts receivable balance, which is reflective of both customer concentration and the seasonal nature of the Company's industry. For the fiscal year ended March 31, 2026, the Company had one reseller that accounted for approximately 11% of its consolidated revenues, primarily attributable to the Higher Education segment. No single reseller or other customer accounted for 10% of our consolidated revenues for the fiscal years ended March 31, 2025 and 2024. The loss of, or any reduction in sales from, a significant reseller or customer, or the deterioration in their ability to pay could adversely affect the Company's business and financial results.
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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
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
Gross deferred technology costs were $324,797 and $239,427 as of March 31, 2026 and 2025, respectively. Accumulated amortization of deferred technology costs was $125,892 and $76,838 as of March 31, 2026 and 2025, respectively. Amortization of deferred technology costs was $45,242, $38,536 and $21,447 for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
Capitalized implementation costs for cloud computing arrangements accounted for as service contracts was $35,072 and $35,072 as of March 31, 2026 and 2025, respectively. Accumulated amortization of cloud computing costs was $27,954 and $16,263 as of March 31, 2026 and 2025, respectively. Amortization of cloud computing costs was $11,691, $11,363 and $4,302 for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
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
To perform the quantitative impairment test, the Company uses the discounted cash flow method and a market-based valuation model to estimate the fair value of the reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate, and the discount rate. The Company projects revenue growth rates, operating margins and cash flows based on each reporting unit's current business, expected developments, and operational strategies over a five year period. In estimating the terminal growth rates, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The discount rates utilized for each reporting unit reflect the Company's assumptions of marketplace participants' cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy. The market-based approach incorporates the use of revenue and earnings multiples based on market data. Fair values of indefinite-lived intangible assets are estimated using relief-from-royalty discounted cash flow analyses. Significant judgments inherent in the relief-from-royalty method include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the discounted cash flow analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the discounted cash flow analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks.
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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
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
The following table presents the carrying amounts, not including debt discount or deferred financing costs, and estimated fair market values of the Company's debt as of March 31, 2026 and 2025:

	March 31, 2026		March 31, 2025
	Carrying Amount	Estimated Fair Value (Level 2)	Carrying Amount	Estimated Fair Value (Level 2)
Liabilities:
A&E Term Loan Facility	$554,840	$553,453	$1,160,415	$1,156,063
2022 Secured Notes	828,466	817,075	828,466	799,470
2022 Unsecured Notes	599,034	596,039	639,034	627,851
2024 Secured Notes	650,000	659,750	650,000	651,625
	$2,632,340	$2,626,317	$3,277,915	$3,235,009
The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date. The fair market values of the 2024 Secured Notes, 2022 Secured Notes and 2022 Unsecured Notes were determined based on quoted market prices on a private exchange and are classified as Level 2 within the fair value hierarchy as of

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
March 31, 2026 and 2025, respectively, due to limited trading activity. The fair market value of the A&E Term Loan Facility was determined using pricing sources and models utilizing market observable inputs to determine fair value and is classified as Level 2 within the fair value hierarchy as of March 31, 2026 and 2025, respectively. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.
Non-Financial Assets and Liabilities
Non-financial assets and liabilities for which the Company employs fair value measures on a nonrecurring basis include goodwill, other intangible assets, property, plant, and equipment and operating lease assets. These assets are evaluated for impairment when specific trigger events occur or when an annual quantitative impairment test is required.
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
Stock-Based Compensation
The Company issues stock-based awards to eligible employees, directors and consultants and accounts for these stock-based awards under the provisions of ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). For stock-based awards accounted for as equity awards, total compensation cost is based on the grant date fair value of the awards. For stock-based awards accounted for as liability awards, total compensation cost is based on the fair value of the awards on the date the award is granted and is remeasured at each reporting date until settlement. For stock-based awards subject to a performance and a market condition, the Company recognizes stock-based compensation expense over the greater of the derived service period and the implicit or explicit service period, once the performance condition is considered probable of being achieved. The market condition is reflected in the grant date fair value of the stock-based award, and the stock-based compensation expense is recognized regardless of whether the market condition is achieved. For stock-based awards subject to a service condition and a performance condition, the Company recognizes stock-based compensation expense over the requisite service period, using the accelerated attribution method, once the performance condition is considered probable of being achieved. Forfeitures are accounted for as they occur. Stock-based compensation is recorded in operating and administrative expenses in the consolidated statements of operations.
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
•Allocation of the transaction price to the performance obligations in the contract; and

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
Shipping and Handling Costs
All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. Shipping and handling costs incurred by the Company are a component of Cost of sales (excluding depreciation and amortization). The Company recognized shipping and handling revenue of $19,731, $24,150 and $20,679 for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
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
Earnings (Loss) per Share
The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share” (“ASC 260”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Dilutive earnings (loss) per share amounts are based on the weighted-average number of common shares outstanding, including the effect of all dilutive potential common shares that were outstanding during the period using the treasury stock method. Dilutive earnings (loss) per share excludes all potentially dilutive shares if their effect is anti-dilutive.
Recently Adopted Accounting Standards
Beginning in the fiscal year ended March 31, 2026, we adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis. This ASU improves the

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
transparency of income tax disclosures primarily by requiring specified categories in the effective tax rate reconciliation and additional disaggregation of income taxes paid by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 12, “Taxes on Income (Loss)” for the applicable disclosures required by this guidance.
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public entities to provide disaggregated disclosures of certain expense captions presented on the face of the income statement into specific expense categories within the notes to the consolidated financial statements, including inventory purchases, employee compensation, and depreciation and amortization. In January 2025, the FASB issued ASU 2025-01, “Clarifying the Effective Date,” which clarified that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or the Company's fiscal year ended March 31, 2028, and interim periods within fiscal years beginning after December 15, 2027, or the Company's fiscal year ended March 31, 2029. Early adoption is permitted and the guidance may be applied on a prospective or retrospective basis.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This ASU provides a practical expedient to assume that conditions as of the balance sheet date will remain unchanged over the life of the asset when developing reasonable and supportable forecasts for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, or the Company’s fiscal year ended March 31, 2027. Early adoption is permitted and the guidance should be applied prospectively.
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU removes references to software project development stages when determining which internal-use software costs should be capitalized and provides new guidance for evaluating whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, or the Company’s fiscal year ended March 31, 2029. Early adoption is permitted and the amendments may be applied on a prospective, modified, or retrospective basis.
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow Scope Improvements", which intends to improve the navigability of Topic 270 and clarify its application, including guidance regarding interim reporting periods. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, or the Company's fiscal year ended March 31, 2029.
In December 2025, the FASB issued ASU 2025-12, "Codification Improvements", which makes various clarifications, corrections and other improvements to the Accounting Standards Codification that are intended to make it easier to understand and apply. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, or the Company's fiscal year ended March 31, 2028. Early adoption is permitted and the guidance may be applied prospectively or retrospectively, except for amendments to ASC 260, which is required to be applied retrospectively.
The Company is currently evaluating the effect of adopting the recently issued accounting standards described above on its consolidated financial statements and related disclosures.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
2. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables summarize the Company's revenue from contracts with its customers disaggregated by segment and product type for the fiscal years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31,
	2026			2025
	Digital	Print (1)	Total	Digital	Print (1)	Total
Revenue by Segment:
K-12	$429,644	$454,836	$884,480	$430,546	$539,938	$970,484
Higher Education	799,898	79,056	878,954	723,066	59,544	782,610
Global Professional	107,120	42,956	150,076	102,996	46,592	149,588
International	96,986	89,699	186,685	102,719	98,683	201,402
Other (2)	—	2,586	2,586	—	(2,785)	(2,785)
Total Revenue	$1,433,648	$669,133	$2,102,781	$1,359,327	$741,972	$2,101,299
_______________
(1)Print revenue contains print and multi-year print products.
(2)Includes in-transit product sales and intersegment revenue adjustments that are not included with segment revenues reviewed by the Company's CODM.

	Year Ended March 31, 2024
	Digital	Print (1)	Total
Revenue by Segment:
K-12	$425,786	$479,069	$904,855
Higher Education	633,762	68,425	702,187
Global Professional	97,202	55,877	153,079
International	98,585	101,879	200,464
Other (2)	—	(107)	(107)
Total Revenue	$1,255,335	$705,143	$1,960,478
_______________
(1)Print revenue contains print and multi-year print products.
(2)Includes in-transit product sales and intersegment revenue adjustments that are not included with segment revenues reviewed by the Company's CODM.
In addition, the Company has included a further disclosure of revenue from contracts with its customers disaggregated by segment and by Re-occurring Revenue and Transactional Revenue, for the fiscal years ended March 31, 2026, 2025 and 2024.
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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)

	Year Ended March 31,
	2026			2025
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$619,725	$264,755	$884,480	$602,040	$368,444	$970,484
Higher Education	734,353	144,601	878,954	666,748	115,862	782,610
Global Professional	98,746	51,330	150,076	95,094	54,494	149,588
International	88,143	98,542	186,685	92,959	108,443	201,402
Other	—	2,586	2,586	—	(2,785)	(2,785)
Total Revenue	$1,540,967	$561,814	$2,102,781	$1,456,841	$644,458	$2,101,299

	Year Ended March 31,
	2024
	Re-occurring Revenue	Transactional Revenue	Total
K-12	$553,856	$350,999	$904,855
Higher Education	584,837	117,350	702,187
Global Professional	87,938	65,141	153,079
International	87,918	112,546	200,464
Other	—	(107)	(107)
Total Revenue	$1,314,549	$645,929	$1,960,478
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
Deferred commission costs consisted of the following:

	March 31,
	2026	2025
Current	$19,325	$22,449
Non-current	19,765	18,794
Total Deferred Commission Costs	$39,090	$41,243
Amortization expense related to deferred commission costs was $22,449, $19,092 and $14,018 for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
current assets, and Other non-current assets, respectively, in the Company's consolidated balance sheets. The Company recognizes these costs within Cost of sales (excluding depreciation and amortization) in the consolidated statements of operations.
Deferred royalties consisted of the following:

	March 31,
	2026	2025
Current	$75,696	$76,186
Non-current	51,774	61,495
Total Deferred Royalties	$127,470	$137,681
Amortization expense related to deferred royalties was $76,186, $75,919 and $75,330 for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
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
Contract assets and contract liabilities consisted of the following:

	March 31,
	2026	2025
Contract assets	$23,570	$29,032
Contract liabilities (deferred revenue):
Current	835,357	794,031
Non-current	836,001	882,156
Total Contract Liabilities	$1,671,358	$1,676,187
Total contract liabilities by segment consisted of the following:

	March 31,
	2026	2025
Total Contract Liabilities by Segment:
K-12	$1,249,373	$1,279,585
Higher Education	321,999	297,316
Global Professional	65,977	62,348
International	33,064	33,407
Other (1)	945	3,531
Total Contract Liabilities	$1,671,358	$1,676,187
_______________
(1)Includes contract liabilities for in-transit product sales that are not included in segment contract liabilities.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
Revenue recognized during the fiscal year ended March 31, 2026 from amounts included within deferred revenue as of March 31, 2025 was approximately $790,800. Revenue recognized during the fiscal year ended March 31, 2025 from amounts included within deferred revenue as of March 31, 2024, was approximately $727,263.
Estimated revenue expected to be recognized in future fiscal years ended March 31, related to amounts included within deferred revenue as of March 31, 2026, was as follows:

2027	$835,357
2028	363,758
2029	235,498
2030	128,194
2031	66,775
Thereafter	41,776
$1,671,358
3. Operating and Administrative Expenses
Operating and administrative expenses consisted of the following:

	Year Ended March 31,
	2026	2025	2024
Selling and marketing	$378,719	$380,199	$373,879
General and administrative	368,972	345,213	331,673
Research and development	276,253	284,429	263,416
Amortization of product development costs	56,306	56,655	58,459
Operating and administrative expenses	$1,080,250	$1,066,496	$1,027,427
4. Acquisitions
EssayPop Acquisition
On March 21, 2025, the Company completed the acquisition of EssayPop, LLC ("EssayPop") for a total purchase consideration of $8,000. Pursuant to the terms of the purchase and sale agreement, $6,000 was paid at closing with cash on hand, while the remaining $2,000 is payable following the 18-month anniversary of the closing date, subject to customary conditions. EssayPop is an interactive, cloud-based writing solution designed by educators to simplify and enhance the writing process for both teachers and students.
In accordance with ASC 805, Business Combinations (“ASC 805”), the Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable developed software asset. As an asset acquisition, the total purchase consideration of $8,000, which included direct transaction costs, was allocated to the developed software asset. The Company has classified the developed software asset as a deferred technology cost, which is included within Other non-current assets on the accompanying consolidated balance sheet as of the acquisition date. Amortization of the deferred technology cost will commence once the software is ready for its intended use and will be recognized over its estimated useful life, typically three years, using the straight-line method. Amortization expense will be included within depreciation in the consolidated statements of operations.
As of March 31, 2026, the remaining $2,000 purchase consideration payable is classified as other current liabilities in the accompanying consolidated balance sheet.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
5. Inventories, Net
As of March 31, 2026 and 2025, the majority of inventories reported on the consolidated balance sheets consisted of finished goods.
Inventory obsolescence was $9,186, $13,013 and $17,711 for the fiscal years ended March 31, 2026, 2025 and 2024, respectively. This is included within Cost of sales (excluding depreciation and amortization) in the consolidated statements of operations.
6. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

		March 31,
	Useful Life	2026	2025
Furniture and equipment	2 - 12 years	$67,888	$78,610
Buildings and leasehold improvements	2 - 40 years	76,224	74,238
Land and land improvements	Indefinite	3,680	3,680
Total property, plant and equipment		147,792	156,528
Less: accumulated depreciation		(57,371)	(61,331)
Total property, plant and equipment, net		$90,421	$95,197
Depreciation expense was $25,052, $16,789 and $27,236 for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
On June 30, 2023, the Company completed a sale and leaseback transaction for its office building located in Dubuque, Iowa for a sale price of $20,500. The transaction qualified for sales recognition under the sale leaseback accounting requirements, and the Company leased back a small portion of the building. The Company recorded a gain of $2,043, which is included within Operating and administrative expenses in the consolidated statements of operations.
There were no impairments of property, plant and equipment in any of the periods presented.
7. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying value of goodwill by reporting unit for the fiscal years ended March 31, 2026, 2025 and 2024:

	K-12	Higher Education	Global Professional	International	Total
As of March 31, 2023	$1,184,877	$990,022	$249,809	$173,387	$2,598,095
Impairment charge	—	—	(40,500)	—	(40,500)
As of March 31, 2024	$1,184,877	$990,022	$209,309	$173,387	$2,557,595
Additions	—	—	—	—	—
As of March 31, 2025	$1,184,877	$990,022	$209,309	$173,387	$2,557,595
Impairment charge	—	—	—	(35,000)	(35,000)
As of March 31, 2026	$1,184,877	$990,022	$209,309	$138,387	$2,522,595
For the fiscal year ended March 31, 2026
As of March 31, 2026, the Company performed its annual goodwill impairment test and concluded that the estimated fair values of the K-12, Higher Education and Global Professional reporting units

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
exceeded their respective carrying values. Accordingly, no goodwill impairment was recognized for these reporting units.
However, due to uncertainty in macroeconomic and geopolitical conditions, including rising interest rates, foreign exchange volatility, and economic uncertainties in certain countries within the Middle East region in which the International reporting unit operates, the annual goodwill impairment test indicated that the carrying value of the International reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $35,000, representing the amount by which the carrying value of the reporting unit, including goodwill, exceeded its estimated fair value.
The Company estimated the fair value of the International reporting unit using a weighted average of the income and market approaches. Under the income approach, fair value is estimated based on the present value of projected future cash flows of the reporting unit. Under the market approach, fair value is estimated using selected market multiples derived from comparable publicly traded companies applied to the reporting unit’s forecasted financial forecasts. These valuation methodologies require significant judgment and the use of significant unobservable inputs, which are classified as Level 3 fair value measurements, including projected revenue growth rates, operating margins, cash flows, terminal growth rates, discount rates, and EBITDA market multiples. The significant assumptions used in the valuation analysis that were impacted by the factors discussed above, resulting in the impairment charge, included the discount rate and projected revenue growth rates.
Although the Company does not currently anticipate significant changes in the assumptions used in the impairment analysis, many of the assumptions underlying the estimated fair value of the International reporting unit are inherently uncertain and based on factors outside the control of management. If adverse macroeconomic or geopolitical conditions in the Middle East region continue or worsen, including continued foreign exchange volatility, higher interest rates or further deterioration in regional economic conditions, the Company may be required to record additional goodwill impairment charges in future periods.
For the fiscal year ended March 31, 2025
As of March 31, 2025, the Company performed its annual impairment test and concluded that the fair value of its reporting units exceeded their respective carrying values. As such, no impairment charges were recorded for any of its reporting units as of March 31, 2025.
For the fiscal year ended March 31, 2024
As of December 31, 2023, the Company considered events and circumstances including, but not limited to, lower revenues as a result of the strategic decision to discontinue certain investments in new titles within its Global Professional reporting unit, and higher costs due to inflation. Based on this assessment, the Company concluded that it was more likely than not that the fair value of its Global Professional reporting unit was less than its carrying amount, including goodwill. Additionally, the Company concluded that it was more likely than not that the fair value of the indefinite-lived intangible assets held in its Global Professional reporting unit was less than its carrying amount.
As a result, consistent with the requirements of ASC Topic 350, Intangibles-Goodwill and Other, the Company performed an interim quantitative goodwill impairment test for its Global Professional reporting unit to determine whether the carrying value exceeded the fair value of the reporting unit. The fair value was estimated by using a combination of the income and market approach. Under the income approach, the Company used a discounted cash flow analysis which involves estimating the present value of future cash flows of the reporting unit. Under the market approach, the Company estimated fair value by applying market multiples of selected comparable companies to its financial forecasts. The key assumptions used to determine the fair value of the Company’s reporting    unit consisted primarily of significant unobservable inputs (level 3 fair value measurement), including projected revenue growth rates, operating margins and cash flows, terminal growth rates, discount rates, and EBITDA market multiples and transaction multiples of similar businesses or guideline companies.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
Based on the results of the interim quantitative goodwill impairment test as of December 31, 2023, the Company determined that the carrying value of its Global Professional reporting unit did not exceed its fair value and therefore, no impairment charge was recognized.
As of March 31, 2024, the Company performed its annual impairment test and concluded that the carrying value of its Global Professional reporting unit exceeded its fair value, which was determined using significant unobservable inputs (level 3 fair value measurement). As a result, a $40,500 impairment was recorded to adjust the carrying value of goodwill for the amount that the carrying amount of the reporting unit, including goodwill, exceeded its fair value. The goodwill impairment resulted primarily from a revision of previously projected revenues given the strategic decision to sunset certain non-core front-list print titles and to re-invest into higher margin digital medical and engineering portfolios.
There were no impairment charges recognized relating to the goodwill recorded within the K-12, Higher Education or International reporting units as a result of the Company's annual quantitative impairment test as of March 31, 2024.
Other Intangible Assets
The following information details the carrying amounts and accumulated amortization of the Company's intangible assets:

		March 31, 2026
	Useful Life	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Content	10 - 15 years	$1,222,400	$(716,371)	$—	$506,029
Trademarks	Indefinite	576,000	—	(87,000)	489,000
Trademarks	10 years	21,750	(14,694)	—	7,056
Customers	1 - 14 years	225,600	(145,682)	—	79,918
Technology	7 years	427,000	(281,750)	—	145,250
Total		$2,472,750	$(1,158,497)	$(87,000)	$1,227,253

		March 31, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Content	10 - 15 years	$1,222,400	$(589,247)	$—	$633,153
Trademarks	Indefinite	576,000	—	(83,000)	493,000
Trademarks	10 years	21,750	(12,014)	—	9,736
Customers	1 - 14 years	225,600	(114,269)	—	111,331
Technology	7 years	427,000	(220,035)	—	206,965
Total		$2,472,750	$(935,565)	$(83,000)	$1,454,185

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
The Company's expected aggregate annual amortization expense for existing intangible assets subject to amortization for each of the fiscal years is as follows:

Expected Amortization Expense
2027	$207,625
2028	172,109
2029	115,034
2030	79,572
2031	56,557
Thereafter	107,356
$738,253
The fair values of the definite-lived acquired intangible assets are amortized over their useful lives, which is consistent with the estimated useful life of considerations used in determining their fair values. Customer and Technology intangibles are amortized on a straight-line basis while Content and definite-lived Trademark intangibles are amortized using the sum-of-the-years' digits method. The weighted-average amortization period is 7.1 years. Amortization expense was $222,932, $238,240 and $253,663 for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
For the fiscal year ended March 31, 2026
As of March 31, 2026, the Company performed its annual impairment test of its indefinite-lived intangible assets and concluded that the carrying value of the International indefinite-lived Trademark exceeded its fair value. As a result, the Company recorded an impairment charge of $4,000 related to the Trademark for the fiscal year ended March 31, 2026, and is included within Impairment charge in the consolidated statements of operations.
The Company estimated the fair value of the International indefinite-lived Trademark using a relief-from-royalty discounted cash flow analysis based on forward looking revenue projections. The valuation required significant judgment and the use of significant unobservable inputs, which are classified as level 3 fair value measurements, including projected revenue growth rates, royalty rates, discount rates and terminal growth rates. The impairment charge was primarily attributable to uncertainty in macroeconomic and geopolitical conditions, including rising interest rates, foreign exchange volatility, and economic uncertainties in certain countries within the Middle East region in which the International reporting unit operates, which impacted both the discount rate and projected revenue growth rates used in our valuation.
For the fiscal year ended March 31, 2025
As of March 31, 2025, the Company performed its annual impairment test and concluded that the fair value of its indefinite-lived intangible assets exceeded their respective carrying values. As such, no impairment charges were recorded for any of its indefinite-lived intangible assets as of March 31, 2025.
For the fiscal year ended March 31, 2024
The Company performed an impairment test in accordance with ASC 350 on all of its indefinite-lived assets as of March 31, 2024 and performed an impairment test on its Global Professional indefinite-lived assets as of December 31, 2023. Based on the results of the impairment analysis, the Company determined that the carrying value of its Global Professional indefinite-lived Trademarks exceeded its fair value as of March 31, 2024 and December 31, 2023. The Company estimated the fair value by preparing a relief-from-royalty discounted cash flow analysis using forward looking revenue projections, which required the Company to estimate unobservable inputs (level 3 fair value measurement) such as a royalty rate and discount rate, and to identify relevant projected revenue and terminal value of its Global

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
Professional indefinite-lived Trademarks. The discount rate is based on the weighted-average cost of capital method at the date of the evaluation. As a result, an impairment charge of $9,000 ($2,000 recorded in the fourth quarter of fiscal year 2024 and $7,000 recorded in the third quarter of fiscal year 2024) was recorded for our Global Professional indefinite-lived Trademarks for the fiscal year ended March 31, 2024. The impairment charge resulted primarily from a revision of previously projected revenues given the strategic decision to sunset certain non-core front-list print titles and to re-invest into higher margin digital medical and engineering portfolios.
8. Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following:

	March 31,
	2026	2025
Deferred royalties	$75,696	$76,186
Deferred sales commission	19,325	22,449
Prepaid insurance	5,336	6,049
Prepaid tax	19,683	3,006
Other	42,585	42,667
Prepaid and other current assets	$162,625	$150,357
9. Other Current Liabilities
Other current liabilities consisted of the following:

	March 31,
	2026	2025
Allowance for sales returns	$21,331	$39,657
Accrued interest	19,952	20,455
Accrued tax	7,379	59,797
Finance lease obligations	6,172	4,631
Restructuring	2,806	5,212
Other	35,446	42,271
Other current liabilities	$93,086	$172,023
10. Debt
Long-term debt consisted of the following:

		March 31,
	Maturity	2026	2025
A&E Term Loan Facility	August 2031	$554,840	$1,160,415
2022 Secured Notes	August 2028	828,466	828,466
2022 Unsecured Notes	August 2029	599,034	639,034
2024 Secured Notes	September 2031	650,000	650,000
Total debt outstanding		2,632,340	3,277,915
Less: unamortized debt discount		(48,089)	(82,782)
Less: unamortized deferred financing costs		(10,383)	(17,412)
Less: current portion of long-term debt		(13,170)	(13,170)
Long-term debt		$2,560,698	$3,164,551

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
A&E Cash Flow Credit Facilities
McGraw-Hill Education, Inc. and certain subsidiaries entered into a credit agreement dated July 30, 2021 (as amended from time to time, the “Cash Flow Credit Agreement”) which provides for (i) a term loan facility (the “Term Loan Facility”) and (ii) a revolving credit facility (the “Cash Flow Revolving Credit Facility”). Amendments and repayments under the Cash Flow Credit Agreement during the fiscal years ended March 31, 2026 and 2025 are described below.
On August 6, 2024, McGraw-Hill Education, Inc. and certain subsidiaries amended its Cash Flow Credit Agreement which, among other things, (i) modified certain provisions therein, (ii) refinanced in full the outstanding term loans under the Term Loan Facility of $2,066,563 with new term loans in an aggregate principal amount of $1,317,000, including an extended maturity to August 6, 2031, (such facility as being refinanced, the “A&E Term Loan Facility”) and (iii) except for $38,750 of the Cash Flow Revolving Credit Facility outstanding immediately prior to August 6, 2024 (which remains due on July 30, 2026 and hereinafter referred to as the “Non-Extended Cash Flow Revolver Facility”), extended the maturity of $111,250 of the Cash Flow Revolving Credit Facility thereunder to August 6, 2029 for lenders who consented to such amendment (the “A&E Cash Flow Revolving Facility”). This refinancing was accounted for as a modification and partial extinguishment of debt in accordance with ASC 470-50. As a result, the Company recorded a loss on partial extinguishment of debt of $2,719, which included the write-off of unamortized debt discount and deferred financing fees of $1,008 and $277, respectively, and new debt discount fees of $1,434. This loss was recorded within (gain) loss on extinguishment of debt in the consolidated statements of operations for the fiscal year ended March 31, 2025. The A&E Term Loan Facility, together with the Non-Extended Cash Flow Revolver Facility and the A&E Cash Flow Revolving Facility, are collectively referred to as, the "A&E Cash Flow Credit Facilities”.
During the three months ended December 31, 2024, the Company paid down a total of $100,000 of debt outstanding under its A&E Term Loan Facility. As a result, the Company recorded accelerated amortization of unamortized debt discount and deferred financing costs of $3,853 and $736, respectively, which were recorded within Interest expense (income), net in the consolidated statements of operations for the fiscal year ended March 31, 2025.
On February 6, 2025, McGraw-Hill Education, Inc. and certain subsidiaries amended its Cash Flow Credit Agreement to reprice its A&E Term Loan Facility with replacement term loans in an aggregate principal amount of $1,213,708. The A&E Term Loan Facility following the repricing has substantially the same terms as the existing A&E Term Loan Facility, including the same maturity date of August 6, 2031, except that the A&E Term Loan Facility following the repricing provided for a reduced applicable margin on Term SOFR of 75 basis points.
On March 31, 2025, the Company paid down $50,000 of debt outstanding under its A&E Term Loan Facility. As a result, the Company recorded accelerated amortization of unamortized debt discount and deferred financing costs of $1,964 and $375, respectively, which were recorded within Interest expense (income), net in the consolidated statements of operations for the fiscal year ended March 31, 2025.
On July 25, 2025, upon closing of the initial public offering, the Company used the net proceeds from the offering to repay $385,698 of debt outstanding under its A&E Term Loan Facility. In connection with the repayment, the Company recorded accelerated amortization of unamortized debt discount and deferred financing costs related to the A&E Term Loan Facility of $16,361. These costs were recorded within (gain) loss on extinguishment of debt in the consolidated statements of operations for the fiscal year ended March 31, 2026.
On September 8, 2025, McGraw-Hill Education, Inc. and certain subsidiaries amended its Cash Flow Credit Agreement to further reprice its A&E Term Loan Facility with replacement term loans in an aggregate principal amount of $771,425. The A&E Term Loan Facility following the repricing has substantially the same terms as the A&E Term Loan Facility following the repricing on February 6, 2025,

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
including the same maturity date of August 6, 2031, except that the A&E Term Loan Facility provided for a further reduced applicable margin on Term SOFR by up to 75 basis points.
On October 16, 2025, December 10, 2025 and March 31, 2026, McGraw-Hill Education, Inc. paid down $150,000, $50,000 and $6,708, respectively, of debt outstanding under its A&E Term Loan Facility. As a result, the Company recorded accelerated amortization of debt discount and deferred financing costs related to the A&E Term Loan Facility of $8,441, which were recorded within (gain) loss on extinguishment of debt in the consolidated statements of operations for the fiscal year ended March 31, 2026.
As of March 31, 2026, the aggregate principal amount outstanding and fair value of the A&E Term Loan Facility was $554,840 and $553,453, respectively, with a remaining contractual life of approximately 5.4 years. As of March 31, 2026, the amount available under the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility was $111,250 and $38,750, respectively, and no amount was outstanding under either facility.
Interest Rates and Fees
The interest rate applicable to borrowings under the A&E Cash Flow Credit Facilities is, at McGraw-Hill Education, Inc.'s option, either (1) the base rate subject to a floor of 1.50% per annum plus an applicable margin (which is 1.75% for the A&E Term Loan Facility following the repricing on September 8, 2025 (which further reduces to 1.50% if, and for so long as, McGraw-Hill Education, Inc. is rated by each of S&P and Moody’s with a rating from each of at least B+ (with stable or better outlook) and at least B1 (with stable or better outlook), respectively), 3.00% for the Non-Extended Cash Flow Revolver Facility and 3.00% for the A&E Cash Flow Revolving Facility) or (2) Term SOFR subject to a floor of 0.50% per annum (or for the A&E Cash Flow Revolving Facility borrowings in permitted alternative currencies, such other permitted alternative currency rate) plus an applicable margin (which is 2.75% for the A&E Term Loan Facility following the repricing on September 8, 2025 (which further reduces to 2.50% if, and for so long as, McGraw-Hill Education, Inc. is rated by each of S&P and Moody’s with a rating from each of at least B+ (with stable or better outlook) and at least B1 (with stable or better outlook), respectively), 4.00% for the Non-Extended Cash Flow Revolver Facility and 4.00% for the A&E Cash Flow Revolving Facility). As of March 31, 2026, the interest rate for the A&E Term Loan Facility was 6.418% per annum.
The following fees are applicable under the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility: (a) an unused line fee of 0.50% per annum of the unused portion of the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility (in each case, excluding any swingline loans), (b) a letter of credit participation fee accruing at a rate equal to the interest rate margin applicable to Term SOFR under the A&E Cash Flow Revolving Facility borrowings on the aggregate stated amount of each letter of credit (c) a letter of credit ( “LC”) fronting fee of 0.125% on the average amount of LC exposure of such issuing bank and (d) certain other customary fees and expenses of the lenders, letter of credit issuers and agents thereunder. In addition, the A&E Term Loan Facility is subject to 1% annual amortization payable in equal quarterly installments. The Company incurred undrawn fees of $758 on unutilized commitments for both the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility for the fiscal year ended March 31, 2026.
Collateral
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
(Dollars in thousands, except for share and per share data)
Covenants and Events of Default
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
The Cash Flow Credit Agreement contains customary covenants, including, but not limited to, restrictions on the ability of McGraw Hill Education, Inc, and McGraw Hill Education, Inc’s restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, make investments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or certain burdensome agreements, create certain restrictions on subsidiaries, modify its governing documents, certain junior debt documents or change its line of business.
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
As of March 31, 2026, the Company was in compliance with all covenants or other requirements in the Cash Flow Credit Agreement.
A&E ABL Revolving Credit Facilities
McGraw-Hill Education, Inc. and certain subsidiaries entered into a revolving credit agreement dated July 30, 2021 (as amended from time to time, the “ABL Revolving Credit Agreement”) which provides for (i) a U.S. revolving credit facility, subject to U.S. borrowing base capacity (the “U.S. ABL Revolving Credit Facility”) and (ii) a non-U.S. revolving credit facility, subject to non-U.S. borrowing base capacity (the “Rest of World (“RoW) ABL Revolving Credit Facility”). Certain amendments to the ABL Revolving Credit Agreement entered into during the fiscal years ended March 31, 2026 and 2025 are described below.
On August 6, 2024, McGraw-Hill Education, Inc. and certain subsidiaries amended its ABL Revolving Credit Agreement which, among other things, (i) modified certain provisions therein, (ii) extended the maturity to August 6, 2029 and (iii) increased the aggregate principal amount of available commitments thereunder from $200,000 to $300,000, consisting of a $265,000 U.S. facility (such facility as being refinanced, the “A&E U.S. ABL Revolving Credit Facility”) and a $35,000 non-U.S. facility (such facility as being refinanced, the “A&E RoW ABL Revolving Credit Facility” and together with the A&E U.S. ABL Revolving Credit Facility, are collectively referred to as, the “A&E ABL Revolving Credit Facilities”). The A&E ABL Revolving Credit Facilities is not subject to amortization.
As of March 31, 2026, the amount available under the A&E ABL Revolving Credit Facilities was $300,000, subject to borrowing base capacity pursuant to the terms of the ABL Revolving Credit Agreement. Availability under the A&E ABL Revolving Credit Facilities excludes amounts outstanding for letters of credit in the amount of $4,030.
Interest Rates and Fees
The interest rate applicable to borrowings under the A&E ABL Revolving Credit Facilities is, at

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
McGraw-Hill Education, Inc.'s option, either (1) the base rate plus an applicable margin or (2) Term SOFR (subject to a credit spread adjustment), SONIA (subject to a credit spread adjustment), EURIBOR, Term CORRA (subject to a credit spread adjustment), BBSY or BKBM (in each case, as defined in the A&E ABL Revolving Credit Facilities), in each case, plus an applicable margin. The applicable margin is based on average availability under the ABL Revolving Credit Agreement at such time, and ranges from 1.25% to 1.75% for non-base rate loans and 0.25% to 0.75% for base rate loans. The interest rate on borrowings under the A&E ABL Revolving Credit Facilities is subject to a Term SOFR (or such other permitted alternative currency rate) floor of 0% per annum.
The following fees are applicable under the ABL Revolving Credit Agreement: (a) an unused line fee of (i) 0.250% per annum of the unused portion of any A&E ABL Revolving Credit Facilities (excluding any swingline loans) when the average daily unused portion of such A&E ABL Revolving Credit Facilities is less than or equal to 50% of the aggregate commitments under such A&E ABL Revolving Credit Facilities or (ii) 0.375% per annum of the unused portion of any A&E ABL Revolving Credit Facilities (excluding any swingline loans) when the average daily unused portion of such A&E ABL Revolving Credit Facilities is greater than 50% of the aggregate commitments under such A&E ABL Revolving Credit Facilities, (b) a letter of credit participation fee accruing at a rate equal to the interest rate margin applicable to Term SOFR borrowings on the aggregate stated amount of each letter of credit and (c) certain other customary fees and expenses of the lenders, letter of credit issuers and agents thereunder. The Company incurred undrawn fees of $1,185 on unutilized commitments related to the A&E ABL Revolving Credit Facilities for the fiscal year ended March 31, 2026.
Collateral
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
Covenants and Events of Default
The ABL Revolving Credit Agreement contains customary covenants, including, but not limited to, restrictions on the ability of McGraw-Hill Education, Inc. and McGraw-Hill Education, Inc.'s restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends or make other restricted payments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or certain burdensome agreements, create certain restrictions on subsidiaries, modify its governing documents, certain junior debt documents or change its line of business.
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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
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
As of March 31, 2026, the Company was in compliance with all covenants or other requirements in the ABL Revolving Credit Agreement.
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
The Company may redeem the 2024 Secured Notes at its option at certain redemption prices with respect to such series. Upon the occurrence of certain events constituting a change of control, McGraw-Hill Education, Inc. must offer to repurchase all of the 2024 Secured Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.
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
As of March 31, 2026, the Company was in compliance with all covenants or other requirements in the Indentures governing the 2024 Secured Notes.
As of March 31, 2026, the fair value of the outstanding 2024 Secured Notes was approximately $659,750, with a remaining contractual life of approximately 5.5 years.
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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
and the 2022 Unsecured Notes will mature August 1, 2029. Interest on each series of the 2022 Notes is payable semiannually in arrears on February 1 and August 1 of each year, each commencing on February 1, 2022. Each series of 2022 Notes were offered and sold in transactions not required to be registered under the Securities Act and are not entitled to any registration rights.
The Company may redeem each series of the 2022 Notes at its option at certain redemption prices with respect to such series. Upon the occurrence of certain events constituting a change of control, McGraw-Hill Education, Inc. must offer to repurchase all of each series of 2022 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.
During the fiscal year ended March 31, 2024, the Company repurchased $50,000 face value of the 2022 Unsecured Notes for $44,497. The repurchases were accounted for as an extinguishment of debt in accordance with ASC 470-50. As a result, the Company recorded a gain on extinguishment of debt of $3,415, which consisted of a $5,502 redemption discount, partially offset by the write-off of unamortized debt discount and deferred financing costs of $1,696 and $391, respectively. The gain was recorded within (gain) loss on extinguishment of debt in the consolidated statements of operations for the fiscal year ended March 31, 2024.
During the fiscal year ended March 31, 2026, the Company repurchased a total of $40,000 face value of the 2022 Unsecured Notes for $39,895. The repurchases were accounted for as an extinguishment of debt in accordance with ASC 470-50. As a result, the Company recorded a loss on extinguishment of debt of $964, which consisted of a $105 redemption discount, partially offset by the write-off of unamortized debt discount and deferred financing costs of $869 and $200, respectively. The gain was recorded within (gain) loss on extinguishment of debt in the consolidated statements of operations for the fiscal year ended March 31, 2026.
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
As of March 31, 2026, the Company was in compliance with all covenants or other requirements in the Indentures governing the 2022 Notes.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
As of March 31, 2026, the fair value of the outstanding 2022 Secured Notes and 2022 Unsecured Notes was approximately $817,075 and $596,039, respectively, with a remaining contractual life of approximately 2.4 years and 3.4 years, respectively.
Debt Issuance Costs
The unamortized debt discount and deferred financing costs as of March 31, 2026, were as follows:

	As of March 31, 2026
	Debt Discount(1)	Deferred Financing Costs(1)	Total
A&E Term Loan Facility	$17,908	$3,420	$21,328
2022 Secured Notes	13,288	3,115	16,403
2022 Unsecured Notes	12,743	2,937	15,680
2024 Secured Notes	4,150	911	5,061
Total	$48,089	$10,383	$58,472
______________
(1)Debt discount and deferred financing costs are included within long-term debt in the Company’s consolidated Balance Sheets and are amortized over the term of facility using the effective interest rate method.

In addition, as of March 31, 2026, the unamortized deferred financing costs related to the Cash Flow Revolving Facility and A&E ABL Revolving Credit Facilities were $2,369 and $2,953, respectively, and are included within Other non-current assets in the Company’s consolidated balance sheets and are amortized over the term of the facility on a straight-line basis.
Scheduled Principal Payments
The scheduled principal payments by fiscal year required under the terms of the Company's debt as of March 31, 2026 were as follows:

2027	$13,170
2028	13,170
2029	841,636
2030	612,204
2031	1,152,160
Thereafter	—
$2,632,340
11. Segment Reporting
The Company manages and reports its businesses in the following segments based on the end markets we serve:
•K-12: The Company provides end-to-end core, supplemental and intervention curricula to support the needs of U.S. K-12 schools. The Company sells blended digital and print learning solutions directly to school districts across the United States.
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
(Dollars in thousands, except for share and per share data)
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
The CODM is our CEO. The CODM reviews the segments' separate financial information to assess performance and to allocate resources. The CODM measures and evaluates its reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) from continuing operations plus interest expense (income), net, income tax provision (benefit), depreciation and amortization, restructuring and cost savings implementation charges, the effects of the application of purchase accounting, advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement, impairment charges, transaction and integration costs, stock-based compensation, (gain) loss on extinguishment of debt and the impact of earnings or charges resulting from matters that the CODM does not consider when assessing the performance of, and allocated resources to, the segments. The CODM uses Adjusted EBITDA to allocate resources to our segments in our annual budgeting and forecasting process and to assess the performance of our segments, primarily by comparing current period results to both prior period and budget on a quarterly basis. The CODM reviews consolidated expense information to manage operations. In addition, our reportable segments are not evaluated using asset information.
For all our reportable segments, other segment items, which is calculated as the difference between segment revenue and segment adjusted EBITDA, primarily consist of cost of sales (excluding depreciation and amortization) and operating and administrative expenses.
The following table sets forth Adjusted EBITDA by segment:

	Year Ended March 31,
	2026	2025	2024
Adjusted EBITDA:
K-12	$284,964	$305,333	$291,366
Higher Education	389,826	350,862	290,231
Global Professional	45,597	45,105	43,402
International	21,911	35,742	30,926
Other	1,966	(10,252)	693
Total Adjusted EBITDA	$744,264	$726,790	$656,618

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
The following table provides a reconciliation of total Adjusted EBITDA to Net income (loss):

	Year Ended March 31,
	2026	2025	2024
Total Adjusted EBITDA	$744,264	$726,790	$656,618
Interest (expense) income, net	(207,226)	(293,446)	(326,438)
Income tax benefit (provision)	(8,468)	(96,481)	(25,294)
Depreciation, amortization and product development amortization	(361,918)	(362,357)	(366,381)
Restructuring and cost savings implementation charges	(11,176)	(24,626)	(32,548)
Advisory fees	(3,125)	(10,000)	(10,000)
Impairment charge	(39,000)	—	(49,500)
Purchase accounting	—	—	(18,101)
Transaction and integration costs	(1,191)	(2,982)	(8,205)
Stock-based compensation	(33,723)	—	—
Gain (loss) on extinguishment of debt	(25,766)	(2,719)	3,415
Other	(17,351)	(20,018)	(16,585)
Net income (loss)	$35,320	$(85,839)	$(193,019)
The following tables summarizes revenue and long-lived assets by geographic region:

	Revenue (1)
	Year Ended March 31,
	2026	2025	2024
United States	$1,911,645	$1,896,464	$1,754,823
International	191,136	204,835	205,655
Total	$2,102,781	$2,101,299	$1,960,478
______________
(1)Revenues are attributed to a geographic region based on the location of customer.

	Long-Lived Assets (2)
	As of March 31,
	2026	2025
United States	$714,551	$646,104
International	33,504	31,773
Total	$748,055	$677,877
______________
(2)Reflects total assets less current assets, goodwill, intangible assets, investments, deferred financing costs and non-current deferred tax assets.
.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
12. Taxes on Income (Loss)
Income (loss) before taxes on income that resulted from domestic and foreign operations is as follows:

	Year Ended March 31,
	2026	2025	2024
Domestic operations	$27,922	$(12,053)	$(186,045)
Foreign operations	15,866	22,695	18,320
Total income (loss) before taxes	$43,788	$10,642	$(167,725)
The provision (benefit) for taxes on income consisted of the following:

	Year Ended March 31,
	2026	2025	2024
Federal:
Current	$(1,868)	$72,767	$36,679
Deferred	(297)	131	(29,318)
Total federal	(2,165)	72,898	7,361
State and local:
Current	4,770	15,450	14,342
Deferred	850	(567)	(1,818)
Total state and local	5,620	14,883	12,524
Foreign:
Current	6,621	9,734	4,717
Deferred	(1,608)	(1,034)	692
Total foreign	5,013	8,700	5,409
Total provision (benefit) for taxes	$8,468	$96,481	$25,294

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
We adopted ASU 2023-09, “Income Taxes: ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” on a prospective basis beginning with the fiscal year ended March 31, 2026, as described in Note 1, “Description of Business, Basis of Preparation and Summary of Significant Accounting Policies—Recently Adopted Accounting Standards.” Pursuant to the disclosure requirements of ASU 2023-09, a reconciliation of the U.S. federal statutory tax rate to the Company's effective income tax rate for the fiscal year ended March 31, 2026 is as follows:

	Year Ended March 31, 2026
	Amount	Percent
U.S. federal statutory income tax rate	$9,196	21.0%
State and local income taxes, net of federal income tax effect (1)	4,562	10.4
Foreign tax effects:
United Kingdom
Withholding taxes	1,020	2.3
Valuation allowance	1,515	3.5
Other	122	0.3
Australia
Valuation Allowances	(2,352)	(5.4)
Other	52	0.1
Singapore
Non-taxable interest income	(1,023)	(2.3)
Other	387	0.9
Mexico
Valuation Allowance	(615)	(1.4)
Other	424	1.0
Foreign withholding taxes	947	2.2
Other foreign jurisdictions	(125)	(0.3)
Effects of changes in tax laws or rates enacted in the period	—	—
Effect of cross-border tax laws	(93)	(0.2)
Tax credits:
Research and development tax credits	(8,727)	(19.9)
Investment energy tax credits	(2,647)	(6.0)
Other	(224)	(0.5)
Changes in valuation allowance	(5,551)	(12.7)
Nontaxable or nondeductible items:
Goodwill impairment	7,350	16.8
Compensation with Sec 162(m) limitation	2,999	6.8
Meals and Entertainment	597	1.4
Other	(398)	(1.1)
Changes in unrecognized tax benefits	1,877	4.3
Other adjustments
Deferred tax adjustments	(825)	(1.9)
Effective income tax rate	$8,468	19.3%
________
(1)State and local income taxes in Texas, California, and Florida make up more than 50% of the tax effect of this category.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
A reconciliation of the U.S. federal statutory tax rate to the Company's effective income tax rate for fiscal years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended March 31,
	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
Effect of state and local income taxes	111.3	(6.1)
Foreign rate differential	(2.6)	0.7
Foreign withholding and branch taxes	20.9	1.1
Research and development credit	4.5	1.6
U.S. tax cost of foreign earnings	—	(0.1)
Unrecognized tax benefit	5.6	(1.5)
Valuation allowance on deferred tax assets	734.8	(25.0)
Foreign exchange gain or loss	(2.5)	(1.1)
Nontaxable or nondeductible interest	—	0.7
Goodwill impairment	—	(5.1)
Other, net	13.6	(1.3)
Effective income tax rate	906.6%	(15.1)%

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
The principal temporary differences between accounting for income and expenses for financial reporting and income tax purposes as of March 31, 2026 and 2025 are as follows:

	March 31,
	2026	2025
Deferred tax assets:
Inventory and product development costs	$28,392	$30,971
Capitalized software development	22,066	71,285
Employee compensation	13,089	5,602
Deferred revenue	265,611	250,721
Operating lease liability	15,932	17,805
Loss and credit carryforwards	32,220	32,168
Interest expense carryforward	92,381	120,133
Accrued expenses	13,174	16,569
Other	5	—
Total deferred tax assets	482,870	545,254

Deferred tax liabilities:
Intangible and fixed assets	(154,205)	(201,252)
Deferred royalties, commissions	(41,724)	(45,232)
Deferred financing costs	(7,105)	(14,855)
Operating lease right-of-use asset	(10,691)	(12,018)
Indefinite-lived intangibles and goodwill	(112,873)	(110,197)
Other	—	(1,239)
Total deferred tax liabilities	(326,598)	(384,793)
Net deferred income tax asset (liability) before valuation allowance	156,272	160,461
Valuation allowance	(162,914)	(168,134)
Net deferred income tax asset (liability)	$(6,642)	$(7,673)

Reported as:
Non-current deferred tax assets	$8,572	$7,983
Non-current deferred tax liabilities	(15,214)	(15,656)
Net deferred income tax asset (liability)	$(6,642)	$(7,673)
The Company records valuation allowances against deferred income tax assets when the Company determines that it is more likely than not based upon all relevant evidence that such deferred income tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future income will be available to use the existing deferred tax assets. Realization of deferred tax assets is based, in part, on the Company's judgment and various factors including the projected reversal of deferred tax liabilities, the Company's ability to generate future taxable income in jurisdictions where such assets have arisen and potential tax planning strategies. Valuation allowances are recorded in order to reduce the deferred tax assets to the amount reasonably expected to be realized in the future.
For the fiscal years ended March 31, 2026 and 2025, a valuation allowance of $138,011 and $143,355, respectively, is recorded on the Company’s net federal and state deferred tax assets due to the preponderance of negative evidence consisting of cumulative book losses and the Company’s analyses which indicates that the reversal of existing temporary differences and carryforwards will not be sufficient

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
to support the realizability of all net domestic deferred tax assets, mainly driven by disallowed interest expense under Code Section 163(j) – Limitation on Business Interest Expense Deduction.
As of March 31, 2026 and 2025, a valuation allowance of $24,903 and $24,779, respectively, has been recorded for select international deferred tax assets due to a preponderance of negative evidence, primarily of cumulative book losses. The Company will continue to assess the available positive and negative evidence to estimate if sufficient future taxable income will be available to realize the existing deferred tax assets. As a result, the amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income improve or objective negative evidence in the form of the level of cumulative book losses is reduced.
As of March 31, 2026, the Company has state net operating loss carryforwards of $56,443, of which $45,890 will be subject to expiration between 2027 and 2044. The Company's foreign net operating loss carryforwards as of March 31, 2026 are $68,650, mainly in the United Kingdom which are not subject to expiration.
U.S. income and foreign withholding taxes have not been recorded on temporary differences related to investments in certain foreign subsidiaries as such differences are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability with respect to such investments is not practicable.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. OBBBA made changes to the Internal Revenue Code (“IRC”) including, but not limited to (i) allowing taxpayers to fully deduct domestic research and software development expenditures, providing a catch-up relief provision for taxpayers to accelerate deductions for unamortized domestic research expenditures, (ii) restoring Adjusted Taxable Income by adding back amortization and depreciation to calculate the limitation on interest deductions (effectively returning to EBITDA), and (iii) providing a permanent provision for 100% bonus depreciation deductions for most tangible personal property.
The Company evaluated OBBBA and reflected the tax effects in the period of enactment. The acceleration of deductibility of software development, interest, and tangible personal property expenditures reduced our domestic current income tax provision and deferred tax assets for fiscal year ending March 31, 2026.
On May 16, 2025, the Company purchased IRC Section 48 United States tax credits with a notional value of $52,900 from a third party for cash consideration of $50,299. The Company used substantially all the purchased tax credits to offset a portion of its federal income tax liability for the fiscal year ended March 31, 2025. The full amount of the cash consideration paid has been included within “Cash paid for income taxes” in the supplemental disclosures to the consolidated statements of cash flows. The difference between the notional value of the tax credits purchased and the cash consideration paid has been reflected as a component of the Company’s income tax provision (benefit) in the consolidated statements of operations.
Cash paid for income taxes, net of refunds, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the fiscal year ended March 31, 2026 is as follows:

Year Ended March 31, 2026
Federal	$56,296
State	13,019
Foreign	7,267
Cash paid for income taxes, net of refunds	$76,582
For the fiscal year ended March 31, 2026, no U.S. State or foreign jurisdiction comprised 5% or more of the total cash paid for income taxes, net of refunds.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
Cash paid for income taxes, net of refunds, prior to the adoption of ASU 2023-09 was $46,920 and $43,781 for the fiscal years ended March 31, 2025 and 2024, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2026	2025	2024
Balance at the beginning of the period	$12,216	$8,116	$9,816
Additions based on tax positions related to the current year	845	4,100	2,757
Additions for tax positions of prior years	—	—	305
Reduction for tax positions of prior year	(357)	—	(4,762)
Balance at the end of the period	$12,704	$12,216	$8,116
As of March 31, 2026 and 2025, there are $9,284 and $7,117, respectively, of unrecognized tax benefits, including interest and penalties, that if recognized would affect the annual effective tax rate. Total uncertain tax liabilities, including interest and penalties, as of March 31, 2026 are $16,899, of which $4,357 is included in deferred income taxes as non-current and $12,542 is included within Other non-current liabilities within the consolidated balance sheets. Total uncertain tax liabilities, including interest and penalties, as of March 31, 2025 are $16,049, of which $4,898 is included in deferred income taxes as non-current and $11,151 is included within Other non-current liabilities within the consolidated balance sheets.
For the fiscal years ended March 31, 2026, 2025 and 2024, the Company recognized interest and penalties for uncertain tax positions of $1,831, $929 and $336 respectively.
The Company entered into the Compliance Assurance Process ("CAP"), a voluntary Internal Revenue Service ("IRS") program for the tax years ending March 31, 2026 and March 31, 2027, in which tax positions are identified, examined and resolved prior to filing the Company's federal income tax return. While the federal statute of limitations remains open for tax years ending on or after March 31, 2023, the IRS will perform a risk assessment of unexamined open years, which may or may not result in examination. The Company may withdraw from CAP at any time. As of March 31, 2026, the Company’s tax years that remain open and subject to examination by most tax jurisdictions generally include tax years ending after March 31, 2022, for U.S., state and local jurisdictions, and on or after March 31, 2020, for foreign jurisdictions.
The Company believes that its accrual for tax liabilities is adequate for all open audit years based on an assessment of past experience and interpretation of tax laws. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. Until formal resolutions are reached with tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. On the basis of present information, it is the Company's opinion that any assessments resulting from the current audits will not have a material adverse effect on the Company's financial statements.
Although the timing of income tax audit resolution and negotiations with taxing authorities is highly uncertain, the Company does not anticipate a significant change to the total amount of unrecognized income tax benefits as a result of audit developments within the next twelve months.
13. Employee Benefits
A majority of the Company’s employees are participants in voluntary 401(k) plans sponsored by the Company under which the Company matches employee contributions up to certain levels of compensation. The Company's contributions was $17,219, $15,778 and $16,020 for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
14. Stock-Based Compensation
2021 Stock Incentive Plan
In 2021, the Company adopted the Management Stock Incentive Plan (the "2021 Plan"), under which stock options were granted to employees, directors and consultants of the Company and its subsidiaries. The board of directors authorized up to 10,665,117 shares for issuance under the 2021 Plan. In connection with the initial public offering, no further awards may be granted under the 2021 Plan, however, the 2021 Plan continues to govern the terms and conditions of the outstanding awards granted pursuant thereto.
Stock options granted under the 2021 Plan consisted of (i) awards subject to a service condition, which vest in five equal annual installments beginning on the first anniversary of the vesting commencement date, and subject to a performance condition, defined as the occurrence of a qualifying event (i.e., an initial public offering or change in control), and (ii) awards subject to a service condition, and a performance condition, defined as the occurrence of a qualifying event (i.e., an initial public offering or change in control) and a market condition (defined as Platinum realizing a multiple of at least 2.0 times its invested capital in the Company). All stock options under the 2021 Plan are exercisable only if vested and following the occurrence of a qualifying event (i.e., an initial public offering or change in control). The stock options terminate on the tenth anniversary from the date of the grant if they have not been exercised on or prior to that date.
Consistent with ASC 718, no stock-based compensation expense was recognized in periods prior to the initial public offering, as the performance condition for the awards was not considered probable of achievement until the initial public offering was consummated. Upon the completion of the initial public offering, this condition was satisfied and the Company recognized cumulative stock-based compensation expense for these stock options using the accelerated attribution method.
Stock Options
Stock option activity for the fiscal year ended March 31, 2026 was as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2025	8,666,219	$14.08	7.18	$98,734
Granted	630,560	14.08
Exercised	—	—
Forfeited and expired	488,016	14.08
Outstanding as of March 31, 2026	8,808,763	$14.08	5.65	$—
Vested and expected to vest	8,808,763	14.08	5.65	—
Exercisable as of March 31, 2026	3,528,969	14.08	4.54	—
The total fair value of options vested during the fiscal years ended March 31, 2026, 2025 and 2024 was $6,616, $3,135 and $3,300, respectively.
As of March 31, 2026, the total unrecognized compensation cost related to 2021 Plan stock options was $3,356, which is expected to be recognized over a weighted-average period of 0.5 years.
Valuation Assumptions
For stock options subject to a service condition and a performance condition, the Company estimated the grant date fair value using a Black-Scholes option-pricing model. The weighted average grant date fair

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
value of stock options granted during the fiscal year ended March 31, 2026, 2025 and 2024, were determined using the following weighted-average assumptions:

	Year Ended March 31,
	2026	2025	2024
Weighted-average grant date fair value	$4.04	$7.80	$8.03
Weighted-average assumptions:
Expected dividend yield	—%	—%	—%
Expected stock price volatility (a)	40.00%	50.00%	50.00%
Risk-free interest rate (b)	4.20%	3.76%	4.71%
Expected option term (years) (c)	0.8	6	6
______________
(a)The Company bases its expected volatility on a group of companies believed to be a representative peer group, selected based on industry and market capitalization.
(b)The risk-free rate is based on the U.S. Government Bond yield in effect at the grant date for a period equal to the awards' expected term.
(c)The expected option term represents the midpoint of time until expiration and average vesting period.
For stock options subject to a market condition, the Company estimated the grant date fair value using a Monte Carlo simulation model. No such awards were granted during the fiscal year ended March 31, 2026. The weighted average grant date fair value of stock options granted during the fiscal year ended March 31, 2025 and 2024, were determined using the following weighted-average assumptions:

	Year Ended March 31,
	2025	2024
Weighted-average grant date fair value	$5.54	$5.45
Weighted-average assumptions:
Expected dividend yield	—%	—%
Expected stock price volatility (a)	50.00%	50.00%
Risk-free interest rate (b)	3.91%	3.48%
____________
(a)The Company bases its expected volatility on a group of companies believed to be a representative peer group, selected based on industry and market capitalization.
(b)The risk-free rate is based on the U.S. Constant Maturity Treasury rate in effect at the time of grant for a period equal to the awards' expected term.

2025 Stock Incentive Plan
On July 14, 2025, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2025 Stock Incentive Plan (the “2025 Plan”), which became effective upon the consummation of the initial public offering and succeeded the 2021 Plan. The 2025 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards or other stock-based awards, to employees, directors or consultants of the Company and its subsidiaries to acquire shares of the Company’s Common Stock. As of March 31, 2026, the board of directors has authorized up to 15,500,000 shares for issuance under the 2025 Plan, of which 14,294,462 shares remained available for future grants. In addition, the shares reserved for issuance under the 2025 Plan include shares of Common Stock that are undelivered pursuant to awards outstanding under the 2021 Plan (under which no further awards will be granted) that are canceled, forfeited, or otherwise terminated without delivery to the holder of the full number of shares underlying such awards.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
Stock Options
The Company grants stock options that consist of (i) awards subject to a service condition, which vest in five equal annual installments beginning on the first anniversary of the vesting commencement date, and (ii) awards subject to a service condition, and a performance condition, defined as the occurrence of a qualifying event (i.e., a change in control or investor disposition), and a market condition (defined as Platinum realizing a multiple of at least 2.0 times its invested capital in the Company). The stock options terminate on the tenth anniversary of the grant date if they have not been exercised on or prior to that date. The exercise price of stock options granted is equal to the market price of the Company’s Common Stock on the date of grant.
Stock option activity for the fiscal year ended March 31, 2026, was as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2025	—	$—	—	$—
Granted	400,960	17.00
Exercised	—	—
Forfeited and expired	49,334	17.00
Outstanding as of March 31, 2026	351,626	$17.00	9.32	$—
Vested and expected to vest	351,626	17.00	9.32	—
Exercisable as of March 31, 2026	29,474	17.00	9.32	—
The total fair value of options vested during the fiscal years ended March 31, 2026 was $223.
As of March 31, 2026, the total unrecognized compensation cost related to 2025 Plan stock options was $1,333, which is expected to be recognized over a weighted-average period of 3.2 years.
Valuation Assumptions
For the stock options subject only to a service condition, the Company estimated the grant date fair value using a Black-Scholes option pricing model. The weighted average grant date fair value of stock options granted during the year ended March 31, 2026, was determined using the following weighted-average assumptions:

Year Ended March 31,
2026
Weighted-average grant date fair value	$7.56
Weighted-average assumptions:
Expected dividend yield	—%
Expected stock price volatility (a)	40.00%
Risk-free interest rate (b)	4.04%
Expected option term (years) (c)	5.8
______________
(a)The Company bases its expected volatility on a group of companies believed to be a representative peer group, selected based on industry and market capitalization.
(b)The risk-free rate is based on the U.S. Government Bond yield in effect at the grant date for a period equal to the awards' expected term.
(c)The expected option term represents the midpoint of time until expiration and average vesting period.
For stock options subject to a market condition, the Company estimated the grant date fair value using a Monte Carlo simulation model. The weighted average grant date fair value of stock options

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
granted during the year ended March 31, 2026, was determined using the following weighted-average assumptions:

Year Ended March 31,
2026
Weighted-average grant date fair value	$4.41
Weighted-average assumptions:
Expected dividend yield	—%
Expected stock price volatility (a)	40.00%
Risk-free interest rate (b)	4.40%
______________
(a)The Company bases its expected volatility on a group of companies believed to be a representative peer group, selected based on industry and market capitalization.
(b)The risk-free rate is based on the U.S. Constant Maturity Treasury rate in effect at the grant date for a period equal to the awards' expected term.

Restricted Stock Units and Performance Stock Units
The Company grants restricted stock units (the “RSUs”) to certain employees which generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to continued service. In addition, the Company grants RSUs to certain non-employee members of the board of directors, which generally vest on the one-year anniversary of the grant date, subject to continued service. The fair value of RSUs granted is determined using the fair market value of the Company’s Common Stock on the grant date.
The Company grants performance stock units (“PSUs”) to certain employees which generally vest on the third anniversary of the grant date (the “PSU Vesting Date”), subject to both a service condition and a market condition. The market condition is based on the achievement of specified Company stock price targets, as defined in the applicable plan agreement. The number of PSUs that ultimately vest may range from 0% to 100% of the target award depending on the level of achievement of the market condition. PSUs that do not vest on the PSU Vesting Date remain eligible to vest on the last day of each of the first 8 quarterly anniversaries immediately following the PSU Vesting Date, generally in accordance with the same market condition and continued service described above.
RSU and PSU activity for the fiscal year ended March 31, 2026 was as follows:

	RSUs		PSUs
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Non-vested balance as of March 31, 2025	—	$—	—	$—
Granted	418,612	13.34	277,585	5.49
Vested	36,127	13.84	—	—
Forfeited	—	—	—	—
Non-vested balance as of March 31, 2026	382,485	$13.29	277,585	$5.49
The total fair value of RSUs that vested during the fiscal year ended March 31, 2026 was $500. No PSUs vested during the fiscal year ended March 31, 2026.
As of March 31, 2026, the total unrecognized compensation cost related to RSUs and PSUs was $4,318 and $1,462, respectively, which is expected to be recognized over a weighted-average period of 2.5 years and 3.3 years, respectively.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
Valuation Assumptions
For PSUs subject to a market condition, the Company estimated the grant date fair value using a Monte Carlo simulation model. The weighted average grant date fair value of PSUs granted during the fiscal year ended March 31, 2026, was determined using the following weighted-average assumptions:

Year Ended March 31,
2026
Weighted-average grant date fair value	$5.49
Weighted-average assumptions:
Expected dividend yield	—%
Expected stock price volatility (a)	40.00%
Risk-free interest rate (b)	3.75%
______________
(a)The Company bases its expected volatility on a group of companies believed to be a representative peer group, selected based on industry and market capitalization.
(b)The risk-free rate for periods is based on the U.S. Constant Maturity Treasury rate in effect at the grant date for a period equal to the awards' expected term.

Stock Based Compensation Expense
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Year Ended March 31,
	2026	2025	2024
2021 Plan Stock Options	$31,624	$—	$—
2025 Plan Stock Options	772	—	—
Restricted Stock Units	1,265	—	—
Performance Stock Units	62	—	—
Total stock-based compensation expense	$33,723	$—	$—

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
15. Leases
The Company leases property under operating leases with expiration dates through 2040 as well as computer systems and office equipment under finance leases with lease terms ranging from 12 to 50 months.
Lease Position as of March 31, 2026 and 2025
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets:

		March 31,
	Balance Sheet Classification	2026	2025
Assets
Operating leases	Operating lease right-of-use assets	$44,836	$49,661
Finance leases	Property, plant and equipment, net	15,978	9,802
Total lease assets		$60,814	$59,463

Liabilities
Current:
Operating leases	Operating lease liabilities	$8,365	$8,042
Finance leases	Other current liabilities	6,172	4,631
Non-current:
Operating leases	Operating lease liabilities	57,301	64,737
Finance leases	Other non-current liabilities	9,891	5,578
Total lease liabilities		$81,729	$82,988

Weighted-average remaining lease term:
Operating leases		8.26	9.21
Finance leases		2.91	2.67

Weighted-average incremental borrowing rate:
Operating leases		10.90%	10.96%
Finance leases		7.88%	9.06%

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
Lease Costs
The table below presents certain information related to the lease costs for operating and finance leases:

	Year Ended March 31,
	2026	2025	2024
Operating lease cost	$13,631	$15,604	$16,990
Short-term lease cost	830	1,073	1,404
Finance lease cost:
Amortization of assets	5,995	4,869	14,583
Interest on lease liabilities	1,145	1,137	1,742
Sublease income	(2,661)	(2,792)	(2,624)
Total net lease cost	$18,940	$19,891	$32,095
Other Information
Supplemental cash flow information related to leases was as follows:

	Year Ended March 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$15,683	$17,821	$19,157
Operating cash outflows for finance leases	1,188	1,087	1,742
Financing cash outflows for finance leases	6,722	9,193	11,496
Non-cash financing activities: Finance lease obligation	12,884	4,266	6,034
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows by fiscal year to the operating and finance lease liabilities recorded on the consolidated balance sheets:

	March 31, 2026
	Operating Leases	Finance Leases
2027	$14,951	$7,138
2028	11,387	5,646
2029	11,019	3,080
2030	10,461	1,645
2031	10,242	300
Thereafter	43,244	—
Total lease payments	101,304	17,809
Less: amounts related to interest	(35,638)	(1,746)
Total lease liabilities	65,666	16,063
Less: current liabilities	(8,365)	(6,172)
Non-current lease liabilities	$57,301	$9,891

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
16. Stockholders' Equity (Deficit)
Following our initial public offering, Stock Conversion and Stock Split, our second amended and restated certificate of incorporation dated July 23, 2025, authorizes us to issue 2,100,000,000 shares consisting of (a) 100,000,000 shares of preferred stock with a par value of $0.01 per share (“Preferred Stock”) and (b) 2,000,000,000 shares of Common Stock with a par value of $0.01 per share.
As of March 31, 2026, we had no shares of Preferred Stock issued or outstanding and 191,146,027 shares of our Common Stock issued and outstanding.
17. Accumulated Other Comprehensive Income (Loss)
The following tables summarize the activity in accumulated other comprehensive loss, by component for the periods indicated:

	Foreign currency translation adjustment, net of tax	Total
Balance as of March 31, 2024	$245	$245
Other comprehensive income (loss) before reclassifications	(2,671)	(2,671)
Balance as of March 31, 2025	$(2,426)	$(2,426)
Other comprehensive income (loss) before reclassifications	(89)	(89)
Balance as of March 31, 2026	$(2,515)	$(2,515)
18. Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share adjusted to give effect to the Stock Split is as follows:

	Year Ended March 31,
	2026	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$35,320	$(85,839)	$(193,019)
Denominator:
Basic weighted-average number of shares outstanding	183,466,677	166,611,519	166,611,519
Effect of dilutive potential common shares	203,345	—	—
Dilutive weighted-average number of shares outstanding	183,670,022	166,611,519	166,611,519

Earnings (loss) per share attributable to common stockholders:
Basic earnings (loss) per share	$0.19	$(0.52)	$(1.16)
Diluted earnings (loss) per share	$0.19	$(0.52)	$(1.16)
Diluted earnings (loss) per share for the fiscal year ended March 31, 2026 excludes 1,749,291 of potential common shares because the effect would be anti-dilutive. There were no potentially dilutive common shares outstanding for the fiscal years ended March 31, 2025 and 2024.
The following table summarizes the Company's outstanding Common Stock equivalents that were excluded from the computation of diluted earnings (loss) per share on the basis that they represent contingently issuable shares that were not issuable as of the end of the reporting period:

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)

	Year Ended March 31,
	2026	2025	2024
Stock options	4,455,627	9,564,221	10,047,205
19. Management Fee
Platinum Advisory Fee Agreement
The Company received certain corporate and advisory services from Platinum Equity Advisors LLC (“Platinum Advisors”), an entity affiliated with Platinum pursuant to a Corporate Advisory Services Agreement between McGraw Hill and Platinum Advisors (the “Advisory Agreement”). The Company agreed to pay Platinum Advisors a non-refundable annual management fee of $10,000 and to reimburse Platinum Advisors for its out-of-pocket costs and expenses incurred in connection with its services under the Advisory Agreement. Upon completion of the initial public offering on July 25, 2025, the Advisory Agreement was terminated.
The Company paid Platinum Advisors fees of $3,125, $10,000 and $10,000 and reimbursed expenses of $792, $642 and $642 for the fiscal years ended March 31, 2026, 2025 and 2024, respectively. These amounts are included within Operating and administrative expenses in the consolidated statements of operations. As of March 31, 2026 and 2025, the amount payable pursuant to the Advisory Agreement was $0.
20. Commitments and Contingencies
Legal Matters
On August 12, 2025, the State of Florida filed a complaint in the Circuit Court for the Second Judicial Circuit in Leon County, Florida against McGraw Hill, LLC and Savvas Learning Company, LLC, alleging that defendants violated the Florida False Claims Act by purportedly charging certain Florida school districts the full published price for instructional materials while offering the same instructional materials at lower prices and/or for free to others and not extending those pricing advantages to all purchasing Florida school districts during the adoption period (the “Florida Complaint”). The Florida Complaint further alleges that by purportedly disregarding Florida’s most-favored-nation pricing and mandatory free materials requirements, the defendants overcharged certain Florida school districts and withheld price reductions they were legally required to provide. On August 11, 2025, the Circuit Court for the Second Judicial Circuit in Leon County, Florida unsealed a qui tam complaint (the “Florida Qui Tam Complaint”), which had remained under seal pursuant to Florida law from its filing in May 2022 until the State of Florida intervened in the Florida Qui Tam suit. Prior to August 12, 2025, the Company had no knowledge of the Florida Qui Tam Complaint. The Florida Qui Tam Complaint alleges similar claims against McGraw Hill, LLC and Savvas Learning Company, LLC as those advanced in the Florida Complaint. The Florida Complaint and the Florida Qui Tam Complaint seek treble damages arising from each alleged violation, civil penalties, and attorneys’ fees and costs. The Relator in the Florida Qui Tam Complaint is solely entitled to a portion of any recovery made by the State of Florida in the litigation, in addition to reasonable attorneys’ fees, expenses and costs. The Company believes that the Florida Complaint and the Florida Qui Tam Complaint are subject to legal challenge on multiple factual and legal grounds and, on October 13, 2025, with Savvas Learning, filed a joint Motion to Dismiss the Florida Complaint, after which the Company and the State of Florida submitted to the Court Memoranda of Law in support of their positions. Oral argument on the Motion to Dismiss occurred in Tallahassee in February 2026. On April 10, 2026, the Court granted the Motion to Dismiss the Florida Complaint, dismissing the State of Florida’s complaint in its entirety. It is uncertain at this time whether the State of Florida will appeal the Court’s ruling. In the event of an appeal by the State of Florida, the outcome would be uncertain, and the Company is not able to predict or reasonably estimate the amount of any loss that may result if such appeal were successful and the matter proceeded to trial.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
On December 3, 2025, the Circuit Court of Cook County, Illinois unsealed a qui tam complaint (the “Illinois Qui Tam Complaint”), which had remained under seal pursuant to Illinois law from its filing in July 2025. Prior to December 3, 2025, the Company had no knowledge of the Illinois Qui Tam Complaint. The Relator is the same Relator who filed the Florida Qui Tam Complaint. The Illinois Qui Tam Complaint alleges similar claims against McGraw Hill, LLC, Savvas Learning Company, LLC, Pearson Education, Inc. and HMH Education Company as those advanced in the Florida Complaint. The State of Illinois has elected not to intervene in the matter. The Illinois Qui Tam Complaint seeks treble damages arising from each alleged violation, civil penalties and attorneys’ fees and costs. The Company believes the Illinois Qui Tam Complaint is subject to legal challenge on multiple factual and legal grounds. At a hearing before the State Court Judge held on February 17, 2026, Relator’s counsel indicated that Relator intended to file an amended complaint, and Relator filed such amended complaint on April 24, 2026. On June 5, 2026, defendants filed a joint Motion to Dismiss the amended complaint. The parties await the Judge’s ruling on the Motion. Given that other states have most favored nations pricing and mandatory free materials requirements for instructional materials, the Company believes it is possible that the Relator has filed under seal similar qui tam complaints in additional states. The Company is not currently aware of any such additional qui tam complaints. The Company is currently not able to predict the outcome of this matter (or other potential matters) or reasonably estimate the amount of any loss that may result and will continue to assess these conclusions as the matters progress.
In January 2021 and February 2021, two purported class actions were filed against McGraw-Hill Education, Inc. in the Southern District of New York, alleging that our refined methodology for calculating royalties breaches the terms of our author agreements and breaches McGraw-Hill Education, Inc.’s implied covenant of good faith and fair dealing. The plaintiffs subsequently consolidated their claims in a single complaint. In May 2021, McGraw-Hill Education, Inc. filed a Motion to Dismiss the complaint in its entirety. In January 2022, the Court granted the motion to dismiss the plaintiffs’ breach of contract claim but denied McGraw-Hill Education, Inc.’s Motion to Dismiss the breach of implied covenant claim. In September 2022, the plaintiffs voluntarily dismissed their breach of implied covenant claim and, in October 2022, filed an appeal on the Court’s granting of McGraw-Hill Education, Inc.’s Motion to Dismiss their breach of contract claim with the U.S. Court of Appeals for the Second Circuit. In November 2024, the Second Circuit remanded the case to the District Court for further adjudication on one element of the breach of contract claim. The issue of class certification remains open. Discovery in the District Court proceeding has concluded. The parties participated in mediation in early November 2025 to discuss the possibility of a mutually agreed settlement and did not reach a settlement. The Company filed a Motion for Summary Judgment with the District Court in January 2026, the plaintiffs filed their reply in February 2026, and the Company filed its response in March 2026. The Company now awaits the District Court’s ruling. The Company is currently unable to predict the outcome of this litigation or reasonably estimate the amount of any loss that may result from the litigation and will continue to assess these conclusions as the litigation progresses.
In July 2020, Achieve3000 filed a complaint against Beable Education Inc. (“Beable”) and its founder, Saki Dodelson, in the United States District Court for the District of New Jersey (the “Federal Action”) alleging, among other things, intellectual property and patent infringement, fraudulent inducement, unfair competition, theft of trade secret, tortious interference and breach of contract. Ms. Dodelson is the former CEO of Achieve3000. In October 2020, Beable and Dodelson filed a Motion to Dismiss the complaint, which the Court denied in its entirety in May 2021. In July 2021, Beable and Dodelson filed a counterclaim asserting breach of an earlier settlement agreement with Achieve3000 and seeking declarations of invalidity and non-infringement of the patent. Discovery in the Federal Action commenced. Beable and Dodelson subsequently filed for inter partes review before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office, challenging the validity of the patent. In January 2023, the PTAB ruled that the patent is invalid. Achieve3000 appealed the ruling to the United States Court of Appeals for the Federal Circuit which affirmed the PTAB’s ruling in July 2024. Achieve3000 does not plan further appeals but filed an application in November 2023 to reissue the patent, correcting errors to narrow and refine the claims to address the prior art that formed the basis of the PTAB’s ruling. In March 2025, after the extension of discovery deadlines in the Federal Action due to ongoing disputes, discovery resumed. In

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share and per share data)
April 2026, this matter, including all claims and counterclaims related thereto, was settled, concluding the matter in its entirety. No monies were exchanged among the parties in connection with this settlement.
In the normal course of business both in the United States and abroad, the Company is a defendant in various lawsuits and legal proceedings which may result in adverse judgments, damages, fines or penalties and is subject to inquiries and investigations by various governmental and regulatory agencies concerning compliance with applicable laws and regulations. In view of the inherent difficulty of predicting the outcome of legal and regulatory matters, the Company cannot state with confidence what the timing, eventual outcome, or eventual judgment, damages, fines, penalties or other impact of these pending matters will be. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount related thereto can be reasonably estimated. The Company believes, based on its current knowledge, that the outcome of the legal actions, proceedings and investigations currently pending should not have a material adverse effect on the Company’s financial condition or results of operations.
21. Subsequent Events
On June 2, 2026, our board of directors approved a share repurchase plan whereby, from time to time, the Company may repurchase up to $50,000 of the Company’s Common Stock.

Table of Contents	Schedule I
MCGRAW HILL, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY INFORMATION
(Dollars in thousands)
Condensed Consolidated Statements of Operations

	Year Ended March 31,
	2026	2025	2024
Operating and administrative expenses	$—	$—	$—
Equity in income (loss) of subsidiaries	35,320	(85,839)	(193,019)
Net income (loss)	$35,320	$(85,839)	$(193,019)
Other comprehensive income (loss)	(89)	(2,671)	3,643
Comprehensive income (loss)	$35,231	$(88,510)	$(189,376)
Condensed Consolidated Balance Sheets

	March 31,
	2026	2025
Assets
Cash and cash equivalents	$—	$359
Investment in subsidiaries	726,218	279,885
Total assets	$726,218	$280,244

Liabilities and stockholders' equity (deficit)
Stockholders' equity (deficit)
Class A voting common stock, par value $0.01 per share; 186,471,212 shares authorized, 165,160,216 shares issued and outstanding as of March 31, 2025	$—	$1,652
Class B non-voting common stock, par value $0.01 per share; 14,384,922 shares authorized, 1,451,303 shares issued and outstanding as of March 31, 2025	—	14
Common Stock, par value $0.01 per share; 2,000,000,000 shares authorized, 191,146,027 shares issued and outstanding as of March 31, 2026; and no shares authorized, issued and outstanding as of March 31, 2025	1,911	—
Additional paid-in capital	1,972,702	1,562,204
Accumulated deficit	(1,245,880)	(1,281,200)
Accumulated other comprehensive income (loss)	(2,515)	(2,426)
Total stockholders' equity (deficit)	726,218	280,244
Total liabilities and stockholders' equity (deficit)	$726,218	$280,244

Table of Contents	Schedule I
MCGRAW HILL, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY INFORMATION
(Dollars in thousands)
Condensed Consolidated Statement of Cash Flows

	Year Ended March 31,
	2026	2025	2024
Operating activities
Cash provided by (used for) operating activities	$—	$—	$—

Investing activities
Investment in subsidiaries	(394,721)	—	(1,000)
Cash provided by (used for) investing activities	(394,721)	—	(1,000)

Financing activities
Proceeds from issuance of Common Stock in Initial Public Offering, net of underwriting discounts	392,862	—	—
Issuance of Common Stock	1,500	—	—
Cash provided by (used for) financing activities	394,362	—	—
Net change in cash and cash equivalents	(359)	—	(1,000)
Cash and cash equivalents, at the beginning of the period	359	359	1,359
Cash and cash equivalents, at the end of the period	$—	$359	$359

1.    Basis of Presentation
These condensed parent company-only financial statements have been prepared using the same accounting principles and policies described in Note 1, “Description of Business, Basis of Preparation and Summary of Significant Accounting Policies,” to our consolidated financial statements, with the only exception being that the parent company accounts for its investment in subsidiaries using the equity method. These parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of McGraw Hill, Inc. (“Parent”) (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of Parent.

Table of Contents	Schedule II
MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of the year	Additions	Deductions	Balance at end of year
Year ended March 31, 2026
Allowance for credit losses	$13,521	$2,308	$(1,312)	$14,517
Allowance for returns	39,657	64,233	(82,559)	21,331
Valuation allowance	168,134	2,973	(8,193)	162,914

Year ended March 31, 2025
Allowance for credit losses	$12,917	$2,768	$(2,164)	$13,521
Allowance for returns	35,568	68,455	(64,366)	39,657
Valuation allowance	81,014	89,009	(1,889)	168,134

Year ended March 31, 2024
Allowance for credit losses	$2,772	$10,566	$(421)	$12,917
Allowance for returns	29,159	79,214	(72,805)	35,568
Valuation allowance	23,349	58,259	(594)	81,014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), as applicable, of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective and designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f), as applicable, under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls
In designing and evaluating our disclosure controls and procedures, management, including our principal executive officer and principal financial officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Due to the inherent limitations in any control system, including the possibility of human error, circumvention or override of controls, or changes in conditions over time, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
Insider Trading Arrangements and Policies
During the three months ended March 31, 2026, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

Employment Agreement Amendment
Because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable event noted below, we have elected to make the following disclosure in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Item 5.02:
On June 8, 2026, the Company entered into an amendment to that certain Employment Agreement, dated as of January 2, 2026, with Philip Moyer, the Company’s President and Chief Executive Officer (“Amendment No. 1”). Amendment No. 1 provides that Mr. Moyer’s principal place of employment shall be from his home office in Philadelphia, Pennsylvania, though he will be expected to spend sufficient time at the Company’s offices in Columbus, Ohio, New York, New York and other office locations as required to perform his duties and responsibilities. The current terms and conditions of Mr. Moyer’s employment otherwise remain unchanged. The foregoing description of Amendment No. 1 is subject to and is qualified in its entirety by reference to, the full text of Amendment No. 1, which is filed as an exhibit to this Annual Report on Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors Composition
The board of directors is the Company’s governing body with responsibility for general oversight and approval of significant corporate matters and significant transactions. The composition of our current board of directors is reflected in the table below.

Name	Age	Principal Professional Experience	Independent
Simon Allen (Chair)*	64	President, Chief Executive Officer of McGraw Hill, Inc. (retired)	No
Philip Moyer	60	President, Chief Executive Officer of McGraw Hill, Inc.	No
Felicia Alvaro	65	Chief Financial Officer, Executive Vice President and Treasurer of The Ultimate Software Group (retired)	Yes
Nicholas Colagiovanni	44	Principal of Platinum Equity Advisors	No
Brandon Crawley	45	Managing Director of Platinum Equity Advisors	No
Jacob Kotzubei	57	Partner and co-President of Platinum Equity Advisors	No
Matthew Louie	48	Managing Director of Platinum Equity Advisors	No
Steven S. Reinemund	78	Dean of Business at Wake Forest University (former)	Yes
Mary Ann Sigler*	71	Executive Vice President and Treasurer of Platinum Equity Advisors	No
Guhan Subramanian*	55	Joseph Flom Professor of Law and Business at the Harvard Law School and the Douglas Weaver Professor of Business Law at the Harvard Business School	Yes
Eric Worley*	55	Managing Director of Platinum Equity Advisors	No
______________
* Director nominee at 2026 Annual Meeting.

The following is a brief overview of the business experience of each of our directors.
Simon Allen, Chair of the Board of Directors

Director since: October 2019
Committee(s): None
Other Public Company Boards:
Current: None
Past 5 Years: None
Mr. Allen, age 64, has served as Chair of the board of directors of McGraw Hill, Inc. since the Company’s initial public offering in July 2025. Mr. Allen also served as interim CEO of the Company from October 2019 to May 2020 and as the Company's President and CEO from May 2020 until his retirement from those roles in February 2026. Before joining McGraw Hill, Mr. Allen was the CEO of Macmillan Education (a publishing company) until 2016, leading the company’s transition from print to blended learning products and solutions. From 2000 to 2010, Mr. Allen served as Senior Vice President, International at The McGraw-Hill Companies, a former parent conglomerate of McGraw Hill, and during that time was elected President of The Publishers Association in the United Kingdom, serving for three years on its council. Prior to that, Mr. Allen was President, Higher Education at both Pearson Education EMEA and Prentice Hall Europe. Earlier in his career, he held sales leadership roles with the Times Mirror Group in the United States, Europe and the Middle East. Mr. Allen has deep experience in educational publishing having led large teams across six continents focused on K-12 and higher education, as well as science, technical and medical digital and print products for professional, governmental and institutional markets. Mr. Allen received his Bachelor of Arts with honors from Middlesex University School of Business and completed Executive Education programs in Leadership and Strategic Management at the London Business School.
Mr. Allen was selected to serve on our board of directors due to his vast experience in educational publishing, his deep knowledge of the Company and his significant executive leadership experience.
Philip Moyer, President, Chief Executive Officer of the Company

Director since: February 2026
Committee(s): None
Other Public Company Boards:
Current: None
Past 5 Years: Vimeo, Inc. (until 2025)
Mr. Moyer, age 60, has served as our President, Chief Executive Officer since February 2026. Prior to joining the Company, Mr. Moyer served as Vimeo, Inc.’s (a video software company that provides cloud-based solutions, including hosting, editing and live streaming services) ("Vimeo”) CEO from April 2024 until Vimeo was acquired in November 2025. Prior to joining Vimeo, Mr. Moyer served as Global Vice President of Applied AI Engineering and Business Development and VP of Strategic Industries at Google Cloud, a division of Alphabet Inc. (a multinational technology conglomerate holding company), a role he held since July 2019. Prior to Alphabet Inc., Mr. Moyer was Director of Financial Services at Amazon Web Services, a division of Amazon.com, Inc. (a multinational technology company focused on e-commerce, cloud computing, digital streaming and artificial intelligence) where he managed Banking, Capital Markets, Insurance and Payments. Mr. Moyer previously managed a venture capital portfolio in FinTech, Healthtech and MarTech at Safeguard Scientifics, Inc., a public venture development company. Additionally, Mr. Moyer was CEO of two financial technology companies, EDGAR Online, Inc., a provider of financial data, analytics and disclosure management solutions, and Cassiopae, S.A., a French software company in the commercial banking market. Mr. Moyer also spent 15 years at Microsoft Corporation, a global technology company, where he managed global customer teams, industry teams and services organizations. Prior to Microsoft Corporation, Mr. Moyer was co-founder of Orion Systems Group, an EdTech startup focused on special needs students. Mr. Moyer holds a Computer Science degree from the University of Pittsburgh and started his career as a software engineer for nuclear submarines at GE Aerospace, a division of General Electric Company. Mr. Moyer previously served on the board of directors of Vimeo from 2024 to 2025, Safeguard Scientifics, Inc. from 2010 to 2015 and EDGAR Online, Inc. from 2007 to 2010.
Mr. Moyer was selected to serve on our board of directors due to his extensive experience in the technology sector and his leadership expertise, including having served as the CEO of a publicly traded company.
Felicia Alvaro, Director

Director since: July 2025
Committee(s): Audit (Chair); Nominating and Corporate Governance
Other Public Company Boards:
Current: Ingram Micro Holding Corporation; Temenos AG
Past 5 Years: Cornerstone OnDemand (until 2021)
Ms. Alvaro, age 65, has over 30 years of finance executive leadership experience and has served as an Independent Director and Audit Committee Chair of Ingram since 2024 and an Independent Director and Audit Committee Member of Temenos AG (SWX: TEMN), a Swiss technology company specializing in enterprise software for banks and financial services, since 2025. Ms. Alvaro previously served as Chief Financial Officer, Executive Vice President and Treasurer for The Ultimate Software Group (Nasdaq: ULTI) (“Ultimate Software”), a leading global provider of human capital management (HCM) solutions in the cloud, from 2018 until her retirement in 2020, a period during which she oversaw the company’s transition in 2019 from a publicly traded company to a privately held company. Ms. Alvaro joined Ultimate Software as Vice President of Finance in 1998, shortly after the company’s initial public offering. During her 22-year tenure at Ultimate Software, she was responsible for the company’s accounting, finance, privacy, risk and compliance, financial planning, tax, treasury and financial systems teams. Previously, Ms. Alvaro spent 11 years in auditing, finance and accounting positions at Alorica, previously Precision Response Corporation (a publicly traded corporation) (1997–1998), Pueblo Xtra International (1991–1997) and KPMG (1987–1990). Former board mandates include ServiceMax (a cloud-based field service management software provider) (2021–2022 when the privately held company was sold to PTC, Inc.) and Cornerstone OnDemand, Inc. (“Cornerstone OnDemand”) (a provider of learning and people development solutions, delivered as software-as-a-service) (NASDAQ: CSOD) (2020–2021 when the company was sold, taking the company from public to private). Ms. Alvaro served as the Audit Committee Chair for both ServiceMax and Cornerstone OnDemand. Ms. Alvaro holds a Bachelor of Science in Accounting from Southeastern Louisiana University and is a Certified Public Accountant in Georgia.
Ms. Alvaro was selected to serve on our board of directors due to her decades of senior executive leadership experience and expertise in accounting, auditing, financial reporting, financial planning and analysis, risk oversight and general compliance.
Nicholas Colagiovanni, Director

Director since: July 2025
Committee(s): Compensation
Other Public Company Boards:
Current: None
Past 5 Years: None
Mr. Colagiovanni, age 44, joined Platinum Equity Advisors (“Platinum Advisors”) in 2020 and serves as Principal. Prior to joining Platinum Advisors, Mr. Colagiovanni served as Senior Director at Alvarez & Marsal (2019-2020), where he focused on the performance improvement and acquisition integration strategies for private equity portfolio companies across a variety of industries, and as Chief Operating Officer at Advizex Technologies (a reseller and provider of information technology solutions) (2014-2019). Mr. Colagiovanni holds a Bachelor of Business Administration from the University of Notre Dame.
Mr. Colagiovanni was selected to serve on our board of directors due to his experience with integration of acquired businesses and his accounting expertise.
Brandon Crawley, Director

Director since: July 2025
Committee(s): Nominating and Corporate Governance
Other Public Company Boards:
Current: None
Past 5 Years: None
Mr. Crawley, age 45, joined Platinum Advisors in 2013 and serves as Managing Director. Prior to joining Platinum Advisors, Mr. Crawley held positions at Alvarez & Marsal (a global professional services firm) and PricewaterhouseCoopers (a big four accounting firm) where he focused on the performance improvement and acquisition integration strategies for private equity portfolio companies across a variety of industries. Mr. Crawley holds an undergraduate degree in accounting from Indiana State University and a Master’s degree in Business Administration from Indiana University Kelley School of Business.
Mr. Crawley was selected to serve on our board of directors due to his extensive expertise in performance improvement and acquisition integration strategies for companies across a variety of industries, as well as his experience with post-transition monitoring and oversight of operational performance at portfolio companies.
Jacob Kotzubei, Director

Director since: July 2025
Committee(s): Compensation
Other Public Company Boards:
Current: Ingram Micro Holding Corporation; Ryerson Holding Corporation; Vertiv Holdings Co
Past 5 Years: Key Energy Services, Inc. (until 2022); Verra Mobility Corporation (until 2021)
Mr. Kotzubei, age 57, joined Platinum Advisors in 2002 and is a Partner and co-President at the firm. Prior to joining Platinum Advisors in 2002, Mr. Kotzubei was a Vice President in the Goldman Sachs Investment Banking Division – High Tech Group in New York City and the head of the East Coast Semiconductor Group. Previously, he was an attorney at Sullivan & Cromwell LLP in New York City, specializing in mergers and acquisitions. Mr. Kotzubei has served on the board of directors of Ingram since October 2024, Ryerson since 2010 and Vertiv since 2020, and he is a former director of Key Energy Services, Inc. (an onshore oilfield services company) (2016 to 2022), Verra Mobility Corporation (a provider of smart mobility technology solutions specializing in automated safety enforcement) (NASDAQ: VRRM) (2018 to 2021) and KEMET Corporation (a global manufacturer of electronic components) (2011 to 2020). Mr. Kotzubei received a Bachelor of Arts degree from Wesleyan University and holds a Juris Doctor from Columbia University School of Law.
Mr. Kotzubei was selected to serve on our board of directors due to his experience in executive management oversight, private equity, capital markets, mergers and acquisitions and other transactional matters.
Matthew Louie, Director

Director since: July 2025
Committee(s): Compensation (Chair); Nominating and Corporate Governance (Chair)
Other Public Company Boards:
Current: Ingram Micro Holding Corporation; Vertiv Holdings Co
Past 5 Years: None
Mr. Louie, age 48, joined Platinum Advisors in 2008. Mr. Louie is a Managing Director at the firm and is responsible for the structuring and execution of acquisition and divestiture transactions. Prior to joining Platinum Advisors in 2008, Mr. Louie was an investment professional at American Capital Strategies, a middle-market focused private equity firm. Prior to American Capital, Mr. Louie worked in venture capital and growth equity at both Canaan Partners and Agilent Technologies and in investment banking at Donaldson, Lufkin & Jenrette. Mr. Louie serves as a manager of a number of Platinum’s portfolio companies and has served on the board of directors of Ingram since 2024 and Vertiv since 2020. Mr. Louie holds undergraduate degrees in both Economics and Political Science from Stanford University. He also holds a Master’s degree in Business Administration from Harvard Business School.
Mr. Louie was selected to serve on our board of directors due to his experience in private equity, capital markets, transactional matters and post-acquisition monitoring and oversight of operational performance at portfolio companies.

Steven S. Reinemund, Director

Director since: July 2025
Committee(s): Audit; Compensation
Other Public Company Boards:
Current: Vertiv Holdings Co
Past 5 Years: GS Acquisition Holdings Corp. II (until 2021); Walmart (until 2022); Catalyst Partners Acquisition Corp (until 2023)
Mr. Reinemund, age 78, served as Dean of Business at Wake Forest University from July 2008 to June 2014, an organization he joined after a 23-year career with PepsiCo, Inc. (a global food and beverage corporation) (NASDAQ: PEP) (“PepsiCo”). At PepsiCo, Mr. Reinemund served as Executive Chairman from October 2006 to May 2007 and as Chairman and CEO from May 2001 to October 2006. Prior to being CEO, he was PepsiCo’s President and Chief Operating Officer from September 1999 to May 2001. Mr. Reinemund began his career with PepsiCo in 1984 at Pizza Hut, Inc. and held other positions until he became President and CEO of Frito-Lay’s North American snack division in 1992. He became Chairman and CEO of Frito-Lay’s worldwide operations in 1996. Mr. Reinemund has served on the board of directors of Vertiv Holdings Co (a global provider of critical digital infrastructure technologies and services for data centers, communication networks and commercial and industrial environments) (NYSE: VRT) (“Vertiv”) since 2020 and also serves on the board of directors of the U.S. Naval Academy Foundation. Mr. Reinemund previously served as a director of Johnson & Johnson (a healthcare products company) (NYSE: JNJ) from 2003 to 2008; American Express Company (a globally integrated payments company) (NYSE: AXP) from 2007 to 2015; Exxon Mobil Corporation (an international energy provider and chemical manufacturer) (NYSE: XOM), where he served as presiding director, from 2007 to 2020; Marriott International, Inc. (a hotel company) (Nasdaq: MAR), where he served as chair of the compensation committee, from 2007 to 2020; Chick-fil-A (a fast-food restaurant chain) from 2015 to 2021; GS Acquisition Holdings Corp. II (a special purpose acquisition company) from 2020 until its merger with Mirion Technologies, Inc. (a provider of radiation safety, measurement and monitoring solutions) in October 2021; and Kohana Coffee Holdings (a specialty coffee company), where he served as chairman, from 2021 to 2022. Further, Mr. Reinemund previously served as a director and chair of the compensation committee of Walmart Inc. (an omnichannel retailer) (NYSE: WMT) from 2010 to 2022 and a director and chair of the audit committee of Catalyst Partners Acquisition Corp (a special purpose acquisition company) (NASDAQ: CPARU) from 2021 to 2023. A graduate of the United States Naval Academy in 1970, Mr. Reinemund served five years as an officer in the United States Marine Corps, achieving the rank of Captain. He received an MBA from the University of Virginia and has been awarded honorary doctorate degrees by Johnson and Wales University and Bryant University.
Mr. Reinemund was selected to serve on our board of directors due to his considerable prior business leadership roles, mergers and acquisitions experience and his extensive board expertise.
Mary Ann Sigler, Director

Director since: July 2021
Committee(s): Nominating and Corporate Governance
Other Public Company Boards:
Current: Ingram Micro Holding Corporation
Past 5 Years: Ryerson Holding Corporation (until 2024)
Ms. Sigler, age 71, has served as Executive Vice President and Treasurer of Platinum Advisors (a private equity company) since August 2024. She joined Platinum Advisors in 2004 and served as Chief Financial Officer until August 2024 and was responsible for overall accounting, tax and financial reporting as well as managing strategic planning projects for the firm. Prior to joining Platinum Advisors, Ms. Sigler was with Ernst & Young LLP (a big four accounting firm) for 25 years where she was a partner. Ms. Sigler holds a Bachelor of Arts degree in Accounting from California State University at Fullerton and a Master’s degree in Business Taxation from the University of Southern California. Ms. Sigler is a Certified Public Accountant in California, as well as a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Ms. Sigler has served on the board of directors of Ingram Micro Holding Corporation (a leading technology company for the global information technology ecosystem) (NYSE: INGM) (“Ingram”) since July 2021 and is a former director of Ryerson Holding Corporation (an online metal supplier, processer and distributor) (NYSE: RYI) (“Ryerson”) (2010 to 2024).
Ms. Sigler was selected to serve on our board of directors due to her extensive and significant business, financial and investment experience and her prior involvement with Platinum’s investment in McGraw Hill.
Guhan Subramanian, Director

Director since: July 2025
Committee(s): Audit
Other Public Company Boards:
Current: None
Past 5 Years: LKQ Corporation (until 2026)
Mr. Subramanian, age 55, is currently the Joseph Flom Professor of Law and Business at the Harvard Law School and the Douglas Weaver Professor of Business Law at the Harvard Business School. Mr. Subramanian is the first person in the history of Harvard University to hold tenured appointments at both the Harvard Law School and the Harvard Business School. At the Harvard Law School, Mr. Subramanian teaches courses in negotiations and corporate law. At the Harvard Business School, Mr. Subramanian teaches in several executive education programs, including Strategic Negotiations, Changing the Game and Preparing to be a Corporate Director. He is the faculty chair for the JD/MBA program at Harvard University, the Harvard Program of Negotiation and the Mergers & Acquisitions executive education course at Harvard Business School. Prior to joining the Harvard faculty in September 1999, Mr. Subramanian spent three years at McKinsey & Company (a management consulting firm) as a consultant in their New York, Boston and Washington, D.C. offices. Mr. Subramanian served as Chairman of the board of directors of LKQ Corporation (a provider of alternative aftermarket, specialty salvage and recycled auto parts) (NASDAQ: LKQ) from May 2022 to January 2026.
Mr. Subramanian was selected to serve on our board of directors due to his extensive knowledge of corporate law, corporate governance and business negotiations, as well as his extensive experience as an educator. His positions at Harvard Law School and Harvard Business School provide Mr. Subramanian with frontline access to the higher education market and continuous exposure and insight into the key issues and developments affecting board of directors and the businesses they oversee. In addition, his role as an instructor in executive education programs allows Mr. Subramanian to exchange ideas and gain knowledge from numerous prominent business leaders.
Eric Worley, Director

Director since: February 2026
Committee(s): None
Other Public Company Boards:
Current: Ingram Micro Holding Corporation
Past 5 Years: None
Mr. Worley, age 55, joined Platinum Advisors in 2001 and serves as Managing Director, responsible for financial due diligence and supporting the structuring and execution of acquisition and divestiture transactions. Mr. Worley also has responsibilities related to monitoring and oversight of financial performance at select portfolio companies following their acquisition by Platinum Advisors. Since joining Platinum Advisors, Mr. Worley has served as an officer and/or director for a number of Platinum Advisors’ privately held portfolio companies and has served on the board of directors of Ingram since October 2024. Prior to joining Platinum Advisors, Mr. Worley was with Ernst & Young LLP in its Transaction Support and Audit practices in Los Angeles and London. Mr. Worley holds an Accounting degree from Michigan State University and is a former Certified Public Accountant in the State of California.
Mr. Worley was selected to serve on our board of directors due to his experience related to private equity, transactional matters and post-acquisition monitoring and oversight of financial performance on a global scale.
Information About Our Executive Officers
Our executive officers, led by our President, Chief Executive Officer, Philip Moyer (whose biographical information appears above), are as follows:
David Cortese, Executive Vice President, Chief Digital Information Officer
David Cortese, age 55, was named Chief Digital Information Officer (“CDIO”) of McGraw Hill in April 2024. As CDIO, Mr. Cortese is responsible for digital experience and innovation strategy, including IT, customer experience, digital product management and engineering, cybersecurity, AI and data analytics and insights. Mr. Cortese has over 30 years of experience in a variety of technology and operational leadership roles and joined McGraw Hill from The Influential Network, Inc. (an AI-powered influencer marketing company), where he served as Chief Digital Officer from January 2023 through April 2024, overseeing enterprise product and engineering teams and AI solutions. Mr. Cortese also served as Chief Commercial Officer at Simbe Robotics, Inc. (a leader in retail automation, specializing in AI-driven, autonomous shelf-scanning robots) from February 2021 through January 2023, where he led product development for Simbe’s AI-driven subscription data services. From July 2012 through February 2020, Mr. Cortese served as the President of Digital Technology at Advantage Solutions (a business process outsourcing company) and previously held a variety of technology leadership roles at Comscore (a media measurement and analytics company), Sony Pictures Entertainment (a film and television production and distribution company) and Accenture (a professional services company, specializing in IT, strategy, consulting and operations). Mr. Cortese has a Bachelor’s degree in Mechanical Engineering from Worcester Polytechnic Institute.
Robert Sallmann, Executive Vice President, Chief Financial Officer
Robert Sallmann, age 47, was named Chief Financial Officer of McGraw Hill in April 2024. As Chief Financial Officer, Mr. Sallmann is responsible for the Company’s accounting, finance, internal audit, investor relations, corporate development, tax, treasury, procurement, real estate and supply chain teams, partnering across the Company’s business units to drive the Company’s financial performance. Mr. Sallmann has over 20 years of experience developing and implementing financial and operational strategies for global organizations, with a focus on growing enterprise value and leading business transformation across a variety of industries. From August 2019 to April 2024, Mr. Sallmann served as Chief Financial Officer at a leading wireless technology manufacturer, Laird Connectivity. Mr. Sallmann was also Chief Financial Officer at a global elastomer manufacturer, Enbi Group. Prior to Enbi, Mr. Sallmann held various financial leadership roles at global diversified industrial manufacturer IDEX Corporation after spending 10 years in consulting, advisory and financial audit roles at Alvarez & Marsal and PriceWaterhouseCoopers. Mr. Sallmann has a Bachelor’s degree in Finance & International Business from Indiana University.
David B. Stafford, Executive Vice President, General Counsel, Secretary
David B. Stafford, age 63, was named General Counsel and Secretary of McGraw Hill in May 2012. As General Counsel and Secretary, he is responsible for all legal matters affecting McGraw Hill and manages McGraw Hill’s legal, compliance and risk and government affairs departments. Prior to May

2012, Mr. Stafford was Vice President and Associate General Counsel at The McGraw-Hill Companies, a former parent conglomerate of McGraw Hill, where, as a senior member of such company’s legal department, he practiced in a wide variety of legal areas, with a focus on such company’s financial information businesses. From 2006 to 2009, Mr. Stafford served as Senior Vice President, Corporate Affairs, and assistant to the Chairman and Chief Executive Officer, where he was responsible for the marketing, communications, government affairs and community relations activities of the company and advising the Chairman and Chief Executive Officer on matters involving the board of directors and management, as well as operation of the company generally. Prior to 2006, he was Associate General Counsel at The McGraw-Hill Companies. Before joining The McGraw-Hill Companies in 1992, he was an associate at two New York City law firms, where he specialized in corporate law. Mr. Stafford serves on the board of directors of the Association of American Publishers and as a Vice Chairman of the Board of Trustees of YAI Network, a not-for-profit organization that provides a variety of services to people in the New York metropolitan area who have developmental disabilities. Mr. Stafford is a graduate of Columbia University, where he received his Bachelor’s degree, and a graduate of Cornell Law School, where he received his Juris Doctor degree. He is admitted to the New York State bar.
Tracey Tiska, Executive Vice President, Chief Human Resources Officer
Tracey Tiska, age 56, joined McGraw Hill in 2013 and was named Chief Human Resources Officer in June 2025. As Chief Human Resources Officer, she is responsible for all aspects of Human Resources (“HR”) globally, developing and delivering HR strategies in support of McGraw Hill’s business transformation and growth goals. Ms. Tiska most recently served as Senior Vice President, Business Segment HR, leading a team of HR business partners who serve as strategic advisors to McGraw Hill’s business segments. Formerly a Partner at global law firm Hogan Lovells, Ms. Tiska began her career with McGraw Hill in the Legal department as Associate General Counsel focusing on employment law and litigation. She then assumed the Business HR Lead role for McGraw Hill’s International group in 2018 while continuing her legal responsibilities and later added Global Professional group HR support to her team in 2022 before fully transitioning to become a member of the HR leadership team in 2023. Ms. Tiska received her Bachelor’s degree from Boston University and her Juris Doctor degree from Emory University School of Law.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, requires our directors and executive officers, and persons who own more than 10 percent of the Company’s Common Stock (with certain exceptions), to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the SEC. The SEC has established filing deadlines for these reports, and we are required to disclose in this Form 10-K any late filings or failures to file.
Based solely on our review of reports filed electronically with the SEC and written representations provided to us by the above referenced persons, we believe that, during the fiscal year ended March 31, 2026, all filing requirements applicable to our executive officers, directors and greater than 10 percent shareholders were properly and timely complied with, except with regard to Philip Moyer who filed a late Form 4 on February 18, 2026, with respect to an award of 277,585 restricted stock units that was granted on February 9, 2026. The report was untimely due to administrative delays in receiving SEC filing codes and Edgar Next system access.
Code of Ethics
We have adopted a Code of Business Ethics that applies to all Company directors, officers and employees. The Company has also adopted a Code of Conduct for Principal Financial Officers that applies to our CEO, chief financial officer, chief accounting officer, controller, treasurer and other individuals performing similar functions (the “PFO Code of Conduct”).

Our Code of Business Ethics and PFO Code of Conduct are each available on our website at https://investors.mheducation.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Ethics or the PFO Code of Conduct on our website.
Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale and other dispositions of Company or third-party securities by the directors, officers and employees of the Company while in possession of material non-public information relating to the Company. It is the policy of the Company that the Company will not engage in transactions in the Company’s securities while aware of material nonpublic information relating to the Company or the Company’s securities. Under our insider trading policy, covered persons, including our directors and executive officers, are prohibited from engaging in short sales, derivatives trading, hedging, monetization or pledging transactions involving our securities. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
Audit Committee
The Audit Committee consists of the following individuals, each of whom the board of directors has determined is “independent” within the requirements established by Rule 10A-3 under the Exchange Act and the NYSE listing standards: Felicia Alvaro (Chair), Steven S. Reinemund and Guhan Subramanian. The board of directors has further determined that each of Felicia Alvaro and Steven S. Reinemund qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. Furthermore, the board of directors has also determined that each Audit Committee member is financially literate, as such qualification is interpreted by the board of directors in its business judgment.
Item 11. Executive Compensation
Compensation Discussion & Analysis
The Compensation Discussion and Analysis explains the compensation and benefits of our “named executive officers” (“NEOs”) for the fiscal year ended March 31, 2026 and our related compensation objectives.
Our NEOs for the fiscal year ended March 31, 2026 were:
•Philip Moyer, President and Chief Executive Officer (“CEO”) (1)
•Simon Allen, former President and Chief Executive Officer (2)
•Robert Sallmann, Executive Vice President and Chief Financial Officer (“CFO”)
•David Cortese, Executive Vice President and Chief Digital Information Officer
•David B. Stafford, Executive Vice President and General Counsel and Secretary (“GC”)
•Tracey Tiska, Executive Vice President and Chief Human Resources Officer (“CHRO”) (3)
______________
(1)Mr. Moyer was appointed the Company’s President and Chief Executive Officer, effective as of February 9, 2026 (the “CEO Transition Date”).
(2)On December 30, 2025, Mr. Allen notified our board of directors of his intention to retire from his position as the Company’s President and Chief Executive Officer, effective as of the CEO Transition Date. Mr. Allen will remain with the Company as Chair of the board of directors.
(3)Tracey Tiska was appointed as our Executive Vice President and Chief Human Resources Officer, effective July 23, 2025.

Compensation Objectives
Our executive compensation programs are designed to:
•attract and retain executives with the leadership skills, attributes and experience necessary to meaningfully contribute to our success and achieve the greatest possible returns for our stockholders;
•motivate executives to perform consistently at or above levels that we expect;
•reward executive officers for driving short-term business performance while focusing on operational excellence to drive long-term performance by continuing to implement best practices and eliminating redundant or unnecessary practices;
•align the interests of our executives with those of the Company’s stockholders, by rewarding them for delivering on the key initiatives to position the Company as a leading digital education company;
•achieve defined Adjusted EBITDA goals;
•develop an entrepreneurial culture that contributes to our continued growth, by being performance-driven, nimble and cost-conscious; and
•link compensation to the achievement of corporate and business goals that we believe best correlate with the creation of long-term stockholder value.
To achieve these objectives, our compensation program combines annual and long-term components (cash and equity) with an emphasis on long-term equity awards. We award variable compensation including restricted stock units subject to a service condition (such vesting condition, “Time-Based Vesting,” and the restricted stock units subject to such Time-Based Vesting, “RSUs”), restricted stock units subject to a service condition and performance condition (such vesting condition, “Performance-Based Vesting”, and the restricted stock units subject to such Performance-Based Vesting, “PSUs”) and stock options, where a meaningful portion is subject to Performance-Based Vesting (which, for stock options, also includes a market condition), and an annual incentive cash bonus program tied to the achievement of key financial operating objectives, all to enhance alignment of the interests of our NEOs and the interests of our stockholders.
Compensation Committee
Prior to our initial public offering in July 2025, select members of our management team were principally responsible for establishing our compensation programs and making decisions relating to our compensation programs (or making recommendations for final approval by our board of directors). In connection with our initial public offering, the Compensation Committee of our board of directors (the “Compensation Committee”) was constituted and is currently comprised of four members of our board of directors. The Compensation Committee’s primary responsibilities are to review and approve corporate goals and objectives relevant to the compensation of the CEO and the other executive officers of the Company, to evaluate the performance of the CEO and the other executive officers in light of such goals and objectives, to determine and approve the compensation of the CEO and the other executive officers, to make recommendations to the full board of directors with respect to our compensation plans that are subject to board of directors approval and to oversee the Company’s overall compensation structure, policies and programs. The Compensation Committee may establish, and delegate authority to, subcommittees consisting of one or more of its members as the Compensation Committee deems appropriate to carry out its responsibilities and exercise its powers except to the extent prohibited under the rules and regulations of the SEC or the NYSE.

The Compensation Committee generally reviews the compensation of our executive officers in the first quarter of each year to determine if any adjustments are needed or appropriate, and approves any adjustments thereto.
In making decisions about the compensation of our executive officers, the Compensation Committee takes a well-rounded approach that considers a number of factors, which may include:
•comprehensive proxy and survey data on the compensation of executive officers at similar companies; and
•internal pay-equity considerations and achievement of performance targets intended to drive value.
These factors provide a framework for decision-making regarding compensation opportunities and final compensation determinations for each executive officer. No single factor is determinative in the Compensation Committee’s decision-making, or weighted in any predetermined manner. Rather, the Compensation Committee members arrive at compensation decisions after considering relevant factors in light of their individual experience, business judgment and knowledge of the Company, each executive officer, and the competitive market.
Role of Executive Officers
Our executive compensation programs are administered by our Compensation Committee with respect to our CEO and, with respect to all other executive officers (including our NEOs other than the CEO), by our Compensation Committee following consultation with our CEO. Management assists the Compensation Committee by providing information on corporate and individual performance, market compensation data and management’s perspective on compensation matters. The Compensation Committee solicits and reviews our CEO’s recommendations and viewpoints with respect to adjustments to salary and equity incentive opportunities, program structures and other compensation-related matters for our executive officers, other than with respect to the CEO’s own compensation. The Compensation Committee considers these recommendations as one factor in determining the compensation of our executive officers.
Role of Compensation Consultant
The Company has engaged Compensia, Inc., a nationally recognized compensation consulting firm (“Compensia”), to serve as its independent compensation consultant and advise our Compensation Committee with respect to the structure of our executive and equity compensation programs and the compensation levels for our executive officers when compared to our peers and to provide other advice with respect to our executive officer and director compensation programs. The Compensation Committee has assessed, and periodically confirms, the necessary criteria and has determined that the engagement of Compensia does not raise any conflicts of interest or other similar concerns.
Benchmarking and Peer Group Data
For purposes of comparing our executive compensation against the competitive market, our board of directors (as of prior to our initial public offering) and our Compensation Committee (following our initial public offering) reviewed and considered the compensation levels and practices of a group of comparable companies. During much of the fiscal year ended March 31, 2026, we referenced the following compensation peer group, for purposes of understanding the competitive market, which was formally approved by our Compensation Committee in October 2025. In developing a compensation peer group in consultation with Compensia, peer companies were selected on the basis of similarity to our strategic business focus as a subscription-based, content-focused, tech enabled, provider of digital products and services designed for users but purchased by experts, as well as the executive labor market and whether they were within a competitive range of revenue and market capitalization. The peer group was further refined by considering the education industry and revenue growth outlook.

2026 PEER GROUP
Blackbaud, Inc.	John Wiley & Sons, Inc.	PTC Inc.
Coursera, Inc.	Morningstar, Inc.	Scholastic Corporation
Duolingo, Inc.	The New York Times Company	Stride, Inc.
FactSet Research Systems Inc.	Pearson plc	Tyler Technologies, Inc.
Informa plc	Pegasystems Inc.	Ziff Davis, Inc.
Components of Compensation for the Fiscal Year Ended March 31, 2026
For the fiscal year ended March 31, 2026, the principal elements of our executive compensation programs were as follows:

Compensation Element	Brief Description	Objective

Base Salary	Fixed compensation.	Provide a competitive, fixed level of cash compensation appropriate to the individual’s responsibilities and role scope to attract and retain executive talent.
Annual Incentive Plan	Variable cash compensation earned based on achieving pre-established annual goals tied to Adjusted EBITDA (as defined below).	Motivate and reward executives responsible for our business performance to drive value creation, promote our mission and grow the company.
Equity Awards (pursuant to the McGraw Hill, Inc. 2025 Stock Incentive Plan)	Non-qualified stock options, RSUs and PSUs.	Align the interests of executives and other key employees with long-term stockholder value creation.
We provide our NEOs with retirement benefits, limited perquisites and other fringe benefits, including access to health and welfare plans that are also available to our employees generally. In addition, our NEOs are eligible to participate in a market-competitive severance policy intended to provide a reasonable level of income protection.
The following discussion provides further details on these executive compensation programs.
Base Salaries
In determining base salaries for the fiscal year ended March 31, 2026, both in connection with our annual salary review and, for each newly hired executive, upon their commencement of employment with the Company, we reviewed relevant compensation market data to obtain a general understanding of market practices for comparable roles to design a competitive executive compensation program. We also consider market conditions, Company performance and an executive officer’s individual salary history, job responsibilities, performance, qualifications and skills in determining individual compensation levels. Following a review of such factors, we determined it was appropriate to increase each of Messrs. Cortese’s and Stafford’s base salaries to $525,000 from $500,000 and $486,250, respectively, effective July 1, 2025. In connection with the hiring of Philip Moyer as our President and Chief Executive Officer, our Compensation Committee and board of directors approved a base salary for Mr. Moyer of $1,200,000. No other changes were made to our NEOs’ base salaries during the fiscal year ended March 31, 2026. However, effective as of the CEO Transition Date, Mr. Allen ceased receiving his base salary and instead began receiving payments as Chair of the board of directors and pursuant to his transition agreement. For additional information regarding Mr. Allen’s transition payments and benefits, please see the section titled, “Narrative Relating to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements.”

For the fiscal year ended March 31, 2026, the annual base salaries for our NEOs were as follows:

Name	Base Salary for the Year Ended March 31, 2026
Philip Moyer	$1,200,000
Simon Allen (1)	$1,266,710
Robert Sallmann	$600,000
David Cortese (2)	$525,000
David B. Stafford (2)	$525,000
Tracey Tiska	$430,000
_______________
(1)Represents Mr. Allen’s base salary during the fiscal year ended March 31, 2026, prior to his transition to Chair of the board of directors effective as of the CEO Transition Date. All amounts paid to Mr. Allen were paid in British pound sterling. For purposes of this Compensation Discussion and Analysis, all amounts paid to Mr. Allen were converted to U.S. dollars based on the conversion rate of USD 1.333 to 1 GBP.
(2)Messrs. Cortese’s and Stafford’s base salaries were increased to $525,000 from $500,000 and $486,250, respectively, effective July 1, 2025.

Annual Incentive Plan (AIP) for the Fiscal Year Ended March 31, 2026
Our Annual Incentive Plan (the “AIP”) is intended to:
•award short-term cash incentives for the achievement of performance measures linked to our Company’s strategic goals and objectives;
•attract, motivate and retain professional and managerial talent of outstanding ability by providing cash incentive award opportunities to key employees on an annual basis; and
•foster a high performance culture focused on Company-wide results by aligning annual cash incentive award opportunities to a common set of key corporate performance metrics to maximize the Company’s overall performance.
On April 23, 2025, the Compensation Committee approved the pool funding level and performance metrics under the AIP for the fiscal year ended March 31, 2026.
For the fiscal year ended March 31, 2026, the incentive pool target was based on the level of achievement of our Company-wide annual Adjusted EBITDA goal as compared to our annual target “Adjusted EBITDA” goal, as follows:
AIP EBITDA Table

Annual Adjusted EBITDA achieved compared to target goal:	Pool Funding:
Less than $655.38 million	No funding
Greater than or equal to $655.38 million but less than $728.2 million	Linear interpolation between 50% and 100%
$728.2 million (target)	100%
Greater than $728.2 million, but less than $801.02 million	Linear interpolation between 100% and 150%
$801.02 million or greater	150%
Adjusted EBITDA results for the fiscal year ended March 31, 2026 were finalized and pool funding was approved by the Compensation Committee in June 2026. Adjusted EBITDA for purposes of the AIP was approximately $744.3 million, which corresponded to a 111% pool funding level, prior to adjusting for extraordinary events. In accordance with the terms of the Plan, the Compensation Committee determined that the pool should instead be funded at 120%, based on adjustments for extraordinary or non-recurring events reviewed and approved by the Chief Financial Officer (including, but not limited to, adjustments related to the changes to our relationship with StudySync and certain Persian Gulf shipment delays). For purposes of the AIP, “Adjusted EBITDA” is defined as net income (loss) from continuing operations plus interest expense (income), net, income tax provision (benefit), depreciation and amortization, restructuring and cost savings implementation charges, advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering), impairment charges, transaction and integration costs, stock-based compensation, (gain) loss on extinguishment of debt and the impact of earnings or charges resulting from matters that we do not consider indicative of our ongoing operations. A reconciliation of this non-GAAP measure to the most comparable GAAP measure is provided under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”.
We also reserve the right to set aside a portion of the pool to use in our discretion to award special one-time payments in recognition of any employees who made significant contributions to strategic objectives and projects during the fiscal year. This discretion was exercised for performance in fiscal year ended March 31, 2026, as further described below, under the heading “Incremental Bonuses.”
Individual allocations to our NEOs other than our CEO are based on the determinations and approval of the Compensation Committee in consultation with the CEO. Our CEO’s bonus achievement is subject to the review and approval of our Compensation Committee.
For the fiscal year ended March 31, 2026, we reviewed the target annual cash bonus opportunities of our executive officers, taking into consideration a competitive market analysis prepared by Compensia and the recommendations of our CEO (except with respect to his own target annual cash bonus opportunity), and determined that the target bonus opportunity for Messrs. Sallmann and Cortese should be increased from 50% to 65% and 60% of base salary, respectively, effective as of July 1, 2025. The target bonus opportunities for each of Messrs. Allen and Stafford and Ms. Tiska remained unchanged at 150%, 60% and 50%, respectively. The actual annual bonus opportunities for each NEO are determined based on their annual base salary in effect as of March 31, 2026. The following table sets forth each of our NEOs’ target and achieved bonus amounts under the AIP for the fiscal year ended March 31, 2026:

Name	2026 AIP Target Bonus	2026 AIP Actual Bonus
Philip Moyer (1)	$1,800,000	$301,808
Simon Allen (2)	$1,900,065	$2,280,078
Robert Sallmann (3)	$390,000	$441,074
David Cortese (3)	$315,000	$362,293
David B. Stafford	$315,000	$378,000
Tracey Tiska (4)	$215,000	$243,368
________________
(1)Mr. Moyer’s bonus under the AIP for the fiscal year ended March 31, 2026 was pro-rated to reflect the portion of the time he was employed during such fiscal year.
(2) Mr. Allen’s target bonus amount under the AIP as reflected in this table assumes the conversion of his annual base salary from British pound sterling to U.S. dollars based on the conversion rate of USD 1.333 to 1 GBP. The bonus actually paid to Mr. Allen under the AIP was in British pound sterling and as reflected in this table was converted to U.S. dollars based on the conversion rate of USD 1.333 to 1 GBP, which was the conversion rate in effect as of the date such bonus was actually paid. Pursuant to Mr. Allen’s transition agreement, he remained entitled to receive his full target bonus for the fiscal year ended March 31, 2026, as though he had remained a full-time employee of the Company, subject to his continued service on the board of directors.
(3) For each of Messrs. Sallmann and Cortese, the 2026 AIP Target Bonus opportunity is pro-rated to reflect the increase to their target annual bonus opportunity from 50% to 65% and 60% of base salary, respectively, effective as of July 1, 2025.

(4) Ms. Tiska’s bonus under the AIP for the fiscal year ended March 31, 2026 was pro-rated to reflect the portion of the time she was employed as Chief Human Resources Officer during such fiscal year.

Incremental Bonuses
On June 1, 2026, our Compensation Committee approved the following additional bonus amounts for their performance in the fiscal year ended March 31, 2026 for each of Messrs. Sallmann, Cortese and Stafford and Ms. Tiska. These amounts, which will be paid on June 15, 2026, were incremental to their payouts under the AIP and represent the amount that would have been paid had the AIP targets not been pro-rated for Messrs. Cortese and Sallmann and Ms. Tiska, as well as additional amounts based on their performance and in recognition of their extraordinary individual contributions in connection with the initial public offering process:

Name	2026 Incremental Bonus
Robert Sallmann	$143,926
David Cortese	$109,707
David B. Stafford	$94,000
Tracey Tiska	$79,632
Long-Term Incentive Plans
McGraw Hill, Inc. Stock Incentive Plan
Pursuant to the McGraw Hill, Inc. (formerly known as Mav Holding Corporation) Stock Incentive Plan (the “2021 Plan”), we were authorized to grant equity awards to the Company’s key employees, including our NEOs. In connection with our initial public offering, the 2021 Plan was superseded by, and our board of directors adopted, and our stockholders approved, the 2025 Stock Incentive Plan (the “2025 Plan”), which became effective upon the completion of such offering and replaced the 2021 Plan. All equity awards made at the time of or following our initial public offering were made pursuant to our 2025 Plan. The purpose of the 2025 Plan is to assist the Company in attracting, retaining, motivating and rewarding certain employees, officers and directors of the Company and its affiliates and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of such individuals with those of the stockholders.
In connection with our initial public offering, our board of directors reviewed the long-term incentive opportunities of our NEOs, taking into consideration a competitive market analysis prepared by Compensia and the recommendations of our CEO (other than with respect to himself) and granted to each of Mr. Stafford and Ms. Tiska options to purchase shares of our Common Stock with an exercise price of $17.00, which was the grant date fair value of a share of our Common Stock as of our initial public offering, as set forth below. In addition, in connection with Mr. Moyer’s appointment as CEO, our board of directors approved the grant to him of the RSUs and PSUs set forth below.

Name	Time-Based Vesting Options	Performance-Based Vesting Options	RSUs	PSUs
Philip Moyer	—	—	385,966(1)	277,585
David B. Stafford	31,061	31,060	—	—
Tracey Tiska	22,217	22,216	—	—
________________
(1)A portion of this grant reflects Matching RSUs issued in connection with a purchase by Mr. Moyer of an equivalent number of shares of the Company, as further described below under the heading “CEO New Hire Equity Awards”.

Equity Awards to Non-CEO NEOs
With respect to stock options granted to each of Mr. Stafford and Ms. Tiska in connection with our initial public offering, fifty percent (50%) of the stock options are subject to Time-Based Vesting and will vest in five (5) equal annual installments beginning on the first anniversary of the vesting commencement date specified in the applicable award agreement. The remaining fifty percent (50%) of these stock options are subject to Performance-Based Vesting, vesting only after the occurrence of a “change in control” or disposition subsequent to our initial public offering, and a market condition, defined as the investment funds advised by Platinum Advisors realizing a pre-tax, cash-on-cash return equal to a multiple of their invested capital with respect to the Company of at least 2.0 times, subject to continued employment with the Company through the date of such event.
CEO New Hire Equity Awards
In connection with the commencement of Mr. Moyer’s employment, Mr. Moyer was granted 277,585 RSUs that will vest in three (3) equal annual installments (beginning on the first anniversary of Mr. Moyer’s start date of February 9, 2026 (the “Vesting Commencement Date”) (the “Sign-On RSUs”) and 277,585 PSUs (the “Sign-On PSUs” and, together with the Sign-On RSUs, the “Initial Equity Award”) with either 25%, 50%, 75% or 100% of the PSUs vesting upon the achievement of a volume-weighted average price of the Company’s Common Stock (the “VWAP”) of $28.00, $32.00, $38.00 or $40.00 (each such share price, a “Target Share Price”), respectively (subject to continued employment with the Company through the date of such event). Target Share Price achievement will be measured based on the VWAP during the twenty trading days immediately preceding the PSU Vesting Date, and subsequently based on the VWAP during any twenty consecutive trading day period occurring within each of the first eight quarterly anniversaries immediately following the PSU Vesting Date, provided that Mr. Moyer has not experienced a termination as of the last day of each such quarterly anniversary. Any Sign-On PSUs that remain unvested as of the fifth anniversary of the Vesting Commencement Date will be forfeited.
In addition to the Initial Equity Award, Mr. Moyer was also provided an opportunity to purchase under the 2025 Plan up to $1,500,000 worth of shares of the Company’s Common Stock on February 17, 2026, and subsequently purchased 108,381 shares at a price of $13.84 per share. He received an equal number of RSUs on the same date such shares were purchased (the “Matching RSUs”), with one-third of the Matching RSUs vesting on the grant date, and the remaining two-thirds vesting in equal installments on the first and second anniversaries of the Vesting Commencement Date, subject to Mr. Moyer’s continued service on such dates.
Awards granted under the 2025 Plan, to the extent not vested, generally terminate upon a termination of employment. However, in the event Mr. Moyer experiences a “qualifying termination”, Mr. Moyer will vest in the number of Sign-On RSUs that would have vested on the next regularly scheduled vesting date had his employment not been terminated, and if such “qualifying termination” occurs before the PSU Vesting Date, a pro-rated number of the Sign-On PSUs (based on the number of days in the performance period Mr. Moyer is employed) will remain outstanding and eligible to vest on the PSU Vesting Date if (and to the extent that) the applicable Target Share Price hurdles are met, as though no such termination of employment occurred.
If Mr. Moyer’s employment is terminated in connection with a Change in Control (as defined in the 2025 Plan) in which the Initial Equity Award and Matching RSUs are assumed or substituted by the acquiror, such awards will accelerate on a “double trigger” basis such that if Mr. Moyer’s employment with the Company is terminated by the Company without “cause” within the first 12-month period following such Change in Control, then any such assumed or substituted award held by Mr. Moyer that is then unvested will fully vest. Any assumption or substitution by an acquiror of the Sign-On PSUs would generally be determined based on actual performance and would remain subject to a service condition through the end of the PSU Vesting Date. If the Initial Equity Award and Matching RSUs are not assumed or substituted by the acquiror in connection with a Change in Control, then the portion of such awards that is then unvested will fully vest, with the vesting of the Sign-On PSUs determined based on actual performance.
Annual Equity Awards for Fiscal Year Ending March 31, 2027
In April 2026, as part of our compensation determinations for fiscal year 2027, following the review of the compensation market data as prepared by Compensia, our Compensation Committee and, as appropriate, our board of directors approved the grant of our first set of annual equity grants following our initial public offering, which for our NEOs, other than Mr. Moyer (who did not receive an annual equity grant for fiscal year 2027, as he had then recently joined the Company and received the Initial Equity Award and the Matching RSUs) and Mr. Allen (who had already retired as President and CEO), were comprised of grants of fifty percent (50%) RSUs and fifty percent (50%) PSUs.
Corporate Governance Policies
Stock Ownership Guidelines
Our stock ownership guidelines apply to our NEOs and certain non-employee directors and require each of our executive officers to own shares equal in value to a multiple of base salary, specifically, five times salary for the CEO and two times salary for the other executive officers. Under our stock ownership guidelines, shares do not count towards satisfaction of the ownership guidelines with respect to (i) unexercised stock options (whether vested or unvested) and (ii) unearned performance awards. Compliance is assessed annually. If, at the compliance measurement date, the executive officer fails to achieve or maintain the applicable minimum ownership requirement, then until such officer is in compliance with the guidelines, he or she is required to retain 50% of the shares received pursuant to any equity-based incentive plan maintained by the Company (such as the 2021 Plan and the 2025 Plan), after shares are sold or netted to pay the applicable exercise price and withholding taxes from company equity awards. Each of the NEOs (other than Mr. Stafford) has not yet met the stock ownership guidelines as of the date hereof. Mr. Moyer’s compliance with the guidelines will be measured in April 2027.
Clawback Policy
On July 23, 2025, the Company adopted a policy for the recovery of erroneously awarded compensation (a “clawback policy”) that complies with recently enacted SEC rules and NYSE listing standards. The policy requires the Company to recoup incentive-based compensation from our NEOs if the Company issues a restatement of its financial statements, to the extent such incentive-based compensation received by the individual exceeds the amount the individual would have received based on the restated financial statements.
Internal Revenue Code Section 162(m)
Under Code Section 162(m), a publicly held corporation cannot take a federal income tax deduction for compensation exceeding $1 million per person in any taxable year for its chief executive officer, chief financial officer and other three most highly compensated executive officers (each, a “Covered Person”). In addition, once an individual becomes a Covered Person for any taxable year, that individual will remain a Covered Person for all future years, including following any termination of employment.
While our Compensation Committee will consider the anticipated tax treatment to us and our executive officers as one factor when reviewing our executive compensation and other compensation programs, the Compensation Committee will also look at other factors in making its decisions, as noted above, and retains full authority to approve compensation arrangements for our executive officers that are not fully deductible under Section 162(m) when it believes that other considerations outweigh the tax deductibility of the compensation.

Severance Benefits
We are obligated to pay severance or other enhanced benefits to our NEOs upon certain terminations of their employment. Our severance program is designed to promote loyalty and to provide executives with security and reasonable compensation upon an involuntary termination of employment.
Our NEOs are eligible to participate in the McGraw-Hill Education, Inc. Executive Severance Plan (the “Executive Severance Plan”), which provides severance benefits equal to one year of base salary (18 months for Mr. Moyer), as well as continuation of benefits for up to one year (or 18 months for Mr. Moyer). In order to receive severance benefits under the Executive Severance Plan, the executive must either be terminated by the Company without “cause” or resign for “good reason” (as such terms are defined in the Executive Severance Plan or, as applicable, the executive’s employment agreement). Under Mr. Moyer’s employment agreement, in addition to the severance benefits under the Executive Severance Plan noted above, in the event of a termination of his employment by the Company without “cause” or if he resigns for “good reason,” he will be entitled to a pro-rated annual bonus payment for the fiscal year in which the termination date occurs, determined based on actual performance and payable at such time that annual bonuses are paid to the Company’s other executive officers.
Effective May 8, 2018, the Executive Severance Plan was amended and restated pursuant to the adoption of the McGraw-Hill Education, Inc. Founding Executive Severance Plan (the “A&R Executive Severance Plan”), but only with respect to certain executives identified as participants, including Messrs. Allen and Stafford. With respect to employees eligible under the Executive Severance Plan who were not identified as participants in the A&R Executive Severance Plan, the terms of the Executive Severance Plan continued to apply. Additional participants under the A&R Executive Severance Plan may be designated by the board of directors. The A&R Executive Severance Plan provides severance benefits upon a termination by the Company without “cause” or resignation by the executive for “good reason,” subject to a release of claims by the executive, as follows: (i) continued eligibility to receive the prior-year bonus (if not already paid); (ii) cash severance payable in respect of a minimum 12-month severance period and maximum 18-month severance period (with cash severance in excess of 12 months payable as described below) equal to the sum of (x) 0.90 multiplied by the participant’s monthly base salary multiplied by years of service (up to 20 years), plus (y) target annual bonus (the “Cash Severance”); (iii) a pro-rata bonus, determined based on actual performance assuming the bonus was only subject to financial or other objective criteria; and (iv) continuation of benefits for up to 12 months. If the determination of a participant’s Cash Severance in accordance with the formula would result in more than 12 months of severance, then the participant would receive a lump sum payment in cash within 30 days of the one-year anniversary of the qualifying termination of employment equal to 110% of the Cash Severance payable in respect of the period in excess of 12 months. The A&R Executive Severance Plan did not modify the definitions of “cause” and “good reason” in the Executive Severance Plan. If the participants in the A&R Executive Severance Plan experience a termination of employment due to death or disability, they would be entitled to severance equal to any prior year’s bonus (if not already paid) and a pro-rata bonus for the year in which the termination occurs, determined based on actual performance assuming the bonus was only subject to financial or other objective criteria.
Both the Executive Severance Plan and the A&R Executive Severance Plan contain restrictive covenants, including an indefinite confidentiality provision, intellectual property assignment, an indefinite non-disparagement and a one-year post termination non-compete and non-solicitation of employees and customers.
In addition, under the terms of our AIP, if an NEO’s employment is terminated following the completion of a fiscal year due to a position elimination, and such NEO was an active employee at the end of a fiscal year, the NEO will be entitled to receive an AIP payment for the completed fiscal year, conditioned on the execution of a release of claims.
In connection with his retirement from the Company as President and CEO, Mr. Allen did not receive any severance benefits under the A&R Executive Severance Plan. Subsequent to Mr. Allen’s notifying the board of directors of his intention to retire as President and CEO, the Company entered into a transition agreement with Mr. Allen. For additional information regarding Mr. Allen’s transition agreement, please see the section below titled “Narrative Relating to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements.”
Policies and Practices Related to the Grant of Certain Equity Awards
We do not maintain a formal policy or guidelines relating to the grant of stock options close in time to the release of material nonpublic information, and we generally do not intend to regularly grant stock options in the future. In the event that our Compensation Committee becomes aware of material nonpublic information prior to granting stock options, the Compensation Committee will take the existence of such information into consideration in determining whether to delay the grant of stock options. For the fiscal year ended March 31, 2026, we did not grant awards of stock options to our executive officers within four business days before or one business day after the release of a quarterly report on Form 10-Q, our annual report on Form 10-K or a current report on Form 8-K disclosing material nonpublic information.
Retirement Benefits
Each NEO (other than Mr. Allen) participates in our 401(k) plan, which is a qualified defined contribution plan available to our employees generally.
Health and Welfare Benefits and Perquisites
Our NEOs participate in our health and welfare benefit plans, which are also available to our employees generally (including for our retired employee in the United Kingdom, Simon Allen). Our health and welfare benefit plans include medical insurance, dental insurance, life insurance, accidental death and dismemberment insurance and short-term and long-term disability insurance.
We promote a culture of wellness for our employees and executives and take steps to actively encourage participation in these programs. We provide our NEOs personalized preventive healthcare through EHE Health and provide Mr. Stafford supplemental benefits under the Management Supplemental Death & Disability Benefit plan. We offer such preventative healthcare benefits to provide our NEOs and other key employees with a reasonable level of financial support in the event of illness or injury, to enhance productivity and job satisfaction and to remain competitive in the marketplace.
We do not maintain any other executive-specific perquisite programs.
Employment Agreements
There is an employment agreement in effect for Mr. Moyer, and there was an employment agreement in effect for Mr. Allen prior to his transition. None of our other NEOs have employment agreements. For information on the specific terms and conditions of our agreement with Mr. Moyer, see “Narrative Relating to Summary Compensation Table and Grants of Plan-Based Awards Table” below.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the board of directors currently consists of, and at all times during Fiscal Year 2026 following the Compensation Committee’s creation in connection with the initial public offering consisted of, Matthew Louie (Chair), Nicholas Colagiovanni, Jacob Kotzubei and Steven S. Reinemund.
No member of this committee was at any time during Fiscal Year 2026 an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries or had any employment relationship with the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity where one of such entity’s executive officers served as a director of the Company or a member of the Compensation Committee.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on such review and discussions, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2026.
Board of Directors’ Role in Risk Oversight
The board of directors oversees the Company’s risk management and has delegated this authority to the Compensation Committee. The Compensation Committee has reviewed the Company’s compensation policies as generally applicable to employees and executives and believes that such policies do not encourage excessive and unnecessary risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company. We believe that the Company’s leadership and compensation structure enhances risk oversight, including through the implementation of a clawback policy, paying NEOs competitive salaries, thus mitigating the need to take significant risks to earn compensation commensurate to their position, awarding NEOs a mix of cash bonuses and equity awards each year and implementing our stock ownership guidelines.
Submitted by the members of the Compensation Committee:
•Matthew Louie (Chair)
•Nicholas Colagiovanni
•Jacob Kotzubei
•Steven S. Reinemund

Summary Compensation Table for the Fiscal Year Ended March 31, 2026
The following table sets forth the compensation of our NEOs for the fiscal year ended March 31, 2026:
Summary Compensation Table

Name and principal position	Year Ended March 31	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compens-ation ($)(7)	Total ($)
Philip Moyer
President and Chief Executive Officer	2026	175,000	1,250,000	6,552,040	—	301,808	12,000(8)	8,290,848
Simon Allen (1)
Former President and Chief Executive Officer	2026	1,081,981	—	—	—	2,280,078	39,503(9)	3,401,562
	2025	1,186,317	—	—	—	2,900,557	—	4,086,874
Robert Sallmann
Executive Vice President and Chief Financial Officer	2026	600,000	143,926	—	—	441,074	17,542	1,202,542
	2025	577,273	144,246	—	4,877,963	432,740	16,600	6,048,822
David Cortese
Executive Vice President and Chief Digital Information Officer	2026	518,750	109,707	—	—	362,293	21,113	1,011,863
	2025	490,530	122,603	—	3,121,897	367,808	15,767	4,118,605
David B. Stafford
Executive Vice President, General Counsel and Secretary	2026	515,313	94,000	—	371,796	378,000	8,492	1,367,601
	2025	480,000	—	—	—	437,625	14,951	932,576
Tracey Tiska
Executive Vice President, Chief Human Resources Officer	2026	417,515	79,632	—	265,934	243,368	12,680	1,019,129
________________
(1)Mr. Allen’s cash compensation was paid in British pound sterling and converted to U.S. dollars using the conversion rate of USD 1.333 to 1 GBP.
(2)The salary information disclosed in this column reflects the annual base salary earned during the applicable fiscal year. Mr. Moyer’s cash compensation was pro-rated to reflect the portion of the year he was employed by the Company.
(3) The amount shown in the Bonus column for the fiscal year ended March 31, 2026 for Mr. Moyer reflects payment of the first installment of his Sign-On Bonus (as defined below) and for each of Messrs. Sallmann, Cortese and Stafford and Ms. Tiska reflect bonus amounts received incremental to payouts under our AIP based on performance and recognition of their extraordinary individual contributions in connection with the initial public offering process.
(4) The amounts in the “Stock Awards” column represent the aggregate grant date fair values of RSUs and PSUs granted to the NEOs during the applicable fiscal year, calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“FASB ASC”) Topic 718, without regard to estimated forfeiture rates. Awards granted during the fiscal year ended March 31, 2026 include RSUs, which are subject to Time-Based Vesting, and PSUs, which are subject to Performance-Based Vesting. For RSUs, the grant date fair value is calculated by multiplying the Company’s stock price on the grant date by the number of shares underlying the RSU award. For PSUs, the grant date fair value is calculated using a Monte Carlo simulation model, which incorporates the probability of achieving the market condition at the time of grant. The grant date fair value of the PSUs, assuming achievement at the highest level of performance, would be $1,523,942 for Mr.

Moyer. For additional information regarding the valuation assumptions and methodology used to determine such amounts, please see Note 14, “Stock-Based Compensation,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(5) The amounts reported in this column represent the aggregate grant date fair value of stock options granted to the NEOs during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service conditions and do not necessarily correspond to the actual value that might be realized by the NEOs, which depends on the market value of our Common Stock on a date in the future when the stock options are exercised. One-half of the stock options granted to each NEO is subject to Time-Based Vesting and one-half is subject to Performance-Based Vesting. The grant date fair value of the Time-Based Vesting stock options is calculated using the Black-Scholes option pricing model. The grant date fair value of the Performance-Based Vesting stock options is calculated using a Monte Carlo simulation model, which incorporates the probability of achieving the market condition at the time of grant and is consistent with our estimate of the aggregate compensation cost to be recognized over the vesting period determined in accordance with FASB ASC Topic 718. The grant date fair value of the Performance-Based Vesting stock options, assuming achievement at the highest level of performance, would be $136,975 and $97,973 for Mr. Stafford and Ms. Tiska, respectively. For additional information, including a discussion of the assumptions used to calculate these values, see Note 14, “Stock-Based Compensation,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(6) The amounts reported in this column represent the bonuses earned with respect to the applicable fiscal year by each NEO pursuant to our AIP. With respect to the fiscal year ended March 31, 2026, these amounts will be paid on June 15, 2026. Pursuant to Mr. Allen’s transition agreement, he remained eligible to receive his full target bonus pursuant to the AIP, as though he had remained a full-time employee of the Company, subject to his continued service on the board of directors. For additional information on our AIP generally, see “Components of Compensation for the Fiscal Year Ended March 31, 2026-Annual Incentive Plan (AIP) for the Fiscal Year Ended March 31, 2026” above. For additional information regarding Mr. Allen’s transition payments and benefits, please see the section titled “Narrative Relating to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements” below.
(7) The amounts shown in this column include for each NEO, other than Mr. Allen, the cost of the matching contributions to our tax-qualified retirement plan received by the NEOs during the fiscal year ended March 31, 2026. The amount shown for each of Messrs. Sallmann and Cortese also includes (i) a $5,150 allowance for an annual physical and (ii) a $300 allowance for tax preparation services.
(8) The amount shown for Mr. Moyer also includes $6,000 (prorated) in respect of his monthly housing stipend.
(9) The amount shown for Mr. Allen, whose employment ended as of the CEO Transition Date, includes the following payments and benefits he received during the fiscal year ended March 31, 2026 and pursuant to his transition agreement: (i) $13,890 in respect of his annual retainer as a director, pro-rated for the portion of the first quarter following the CEO Transition Date; (ii) $23,613 in respect of his supplemental quarterly transition payment, pro-rated for the portion of the first quarter following the CEO Transition Date; and (iii) $2,000 in respect of external tax provider services provided through the Company. For additional information regarding Mr. Allen’s transition payments and benefits, please see the sections titled “Narrative Relating to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements” and “Potential Payments upon Termination or Change in Control” below.

Grants of Plan-Based Awards Table
The following table includes each grant of an award made to our NEOs in the fiscal year ended March 31, 2026 under any equity-based and non-equity incentive plan:

		Estimated future payouts under non-equity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards				All Other Stock Awards; Number of Shares of Stock or Units (#)		All Other Option Awards; Number of Securities Underlying Options		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)

Philip Moyer		900,000	1,800,000	2,700,000	—	—		—	—		—		—	—
	2/9/2026	—	—	—	69,396	277,585	(4)	277,585	277,585	(5)	—		—	5,052,047	(2)
	2/17/2026	—	—	—	—	—		—	108,381	(6)	—		—	—
	2/17/2026	—	—	—	—	—		—	108,381	(7)	—		—	1,499,993	(2)
Simon Allen		950,033	1,900,065	2,850,098	—	—		—	—		—		—	—

Robert Sallmann		195,000	390,000	585,000	—	—		—	—		—		—	—

David Cortese		157,500	315,000	472,500	—	—		—	—		—		—	—

David B. Stafford		157,500	315,000	472,500	—	—		—	—		—		—	—
	7/23/2025	—	—	—	—	31,060	(8)	—	—		31,061	(9)	17.00	371,796	(3)

Tracey Tiska		107,500	215,000	322,500	—	—		—	—		—		—	—
	7/23/2025	—	—	—	—	22,216	(8)	—	—		22,217	(9)	17.00	265,934	(3)
________________
(1)Represents the threshold, target and maximum value of the annual incentive awards that could have been earned by the NEOs under the AIP for the fiscal year ended March 31, 2026. For a discussion of the terms of the AIP and the amounts earned thereunder by the NEOs for the fiscal year ended March 31, 2026, see “Components of Compensation for the Fiscal Year Ended March 31, 2026-Annual Incentive Plan (AIP) for the Fiscal Year Ended March 31, 2026” above.
(2)The amounts reported in this column for the RSUs granted to our NEOs represent the aggregate grant date fair values of RSUs and PSUs granted to the NEOs during the applicable fiscal year, calculated in accordance with the FASB ASC Topic 718, without regard to estimated forfeiture rates. Awards granted during the fiscal year ended March 31, 2026 include RSUs, which are subject to Time-Based Vesting, and PSUs, which are subject to Performance-Based Vesting. For RSUs, the grant date fair value is calculated by multiplying the Company’s stock price on the grant date by the number of shares underlying the RSU award. For PSUs, the grant date fair value is calculated using a Monte Carlo simulation model, which incorporates the probability of achieving the market condition at the time of grant. The grant date fair value of the PSUs, assuming achievement at the highest level of performance, would be $1,523,942 for Mr. Moyer. For additional information regarding the valuation assumptions and methodology used to determine such amounts, please see Note 14, “Stock-Based Compensation,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(3)The amounts reported in this column for the stock options granted to our NEOs represent the aggregate grant date fair value of stock options granted to the NEOs during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service conditions, and do not necessarily correspond to the actual value that might be realized by the NEOs, which depends on the market value of our Common Stock on a date in the future when the stock options are exercised. One-half of the stock options granted to each NEO is subject to Time-Based Vesting and one-half is subject to Performance-Based Vesting. The grant date fair value of the Time-Based Vesting stock options is calculated using the Black-Scholes option pricing model. The grant date fair value of the Performance-Based Vesting stock options is calculated using a Monte Carlo simulation model which incorporates the probability of achieving the market condition at the time of grant and is consistent with our estimate of the aggregate compensation cost to be recognized over the vesting period determined in accordance with FASB ASC Topic 718. The grant date fair value of the Performance-Based Vesting stock options, assuming achievement at the highest level of performance, would be $136,975 and $97,973 for Mr. Stafford and Ms. Tiska, respectively. For additional information, including a discussion of the assumptions used to calculate these values, see Note 14, “Stock-

Based Compensation,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(4)These PSUs are subject to Performance-Based Vesting, with either 25%, 50%, 75% or 100% of the PSUs vesting upon the achievement of a VWAP during the twenty trading days immediately preceding February 9, 2029, of $28.00, $32.00, $38.00 or $40.00, respectively, and subsequently based on the VWAP during any twenty consecutive trading day period occurring within each of the first eight quarterly anniversaries immediately following February 9, 2029, provided that Mr. Moyer has not experienced a termination as of the last day of each such quarterly anniversary; provided further, that, any such PSUs that remain unvested as of February 9, 2031 will be forfeited.
(5)These RSUs are subject to Time-Based Vesting and will vest in three equal annual installments beginning on February 9, 2027, and thereafter on each of the next two anniversaries of this first vesting date.
(6)Represents the shares of the Company’s Common Stock which Mr. Moyer purchased for $13.84 per share, pursuant to the share purchase opportunity of up to $1,500,000 he was awarded under the 2025 Plan in connection with the commencement of his employment. Because Mr. Moyer paid fair value for these shares, there is no compensation charge associated with the purchase opportunity and no amounts are reflected in the summary compensation table.
(7)Represents the Matching RSUs that are subject to Time-Based Vesting with one-third of the Matching RSUs vesting on the grant date, and the remaining two-thirds vesting in equal installments on February 9, 2027 and February 9, 2028 (i.e., the first and second anniversaries of Mr. Moyer’s first date of employment), subject to Mr. Moyer’s continued service on such vesting dates.
(8)The stock options are subject to Performance-Based Vesting, and vest only after the occurrence of a “change in control” or “public offering” (as such terms are defined in the 2021 Plan and 2025 Plan documents) or subsequent disposition that results in the investment funds advised by Platinum Advisors realizing a pre-tax, cash-on-cash return equal to a multiple of their invested capital with respect to the Company of at least 2.0 times, subject to executive’s continued employment through the date of such event. There are no thresholds or maximums for these Performance-Based Vesting conditions.
(9)These stock options are subject to Time-Based Vesting, and vest annually in five equal installments beginning on March 31, 2026 for Mr. Stafford and June 30, 2026 for Ms. Tiska, and thereafter on each of the next four anniversaries of this first vesting date.

Narrative Relating to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
Simon Allen. There was an employment agreement in effect with Mr. Allen, pursuant to which he was entitled to earn a base salary equal to $1,200,000 per year (based on estimated currency conversion), and an annual cash bonus opportunity equal to 150% of his base salary for target-level achievement of annual performance criteria. Mr. Allen was eligible for severance benefits under the A&R Executive Severance Plan, as described in “Components of Compensation for the Fiscal Year Ended March 31, 2026-Severance Benefits.”
Subsequent to Mr. Allen’s notifying the board of directors of his intent to retire as President and CEO, the Company and Mr. Allen entered into a transition letter agreement on January 5, 2026, pursuant to which Mr. Allen’s term as President and CEO ended effective as of the CEO Transition Date, which was the effective date of the appointment of Mr. Allen’s successor, Philip Moyer. Following the CEO Transition Date, Mr. Allen remains with the Company as Chair of the board of directors. Mr. Allen’s transition letter agreement provides that, in exchange for a release of claims, the Company will provide Mr. Allen (i) payment of an annual bonus under the AIP for the fiscal year ended March 31, 2026, determined based on actual Company performance, subject to his continued board of directors service through the bonus payment date and without any pro-ration for his partial period of service as President and CEO for the fiscal year ended March 31, 2026; (ii) a transition supplement payment in respect of his service as Chair, in the form of quarterly cash payments of $42,500, commencing with the first calendar quarter of 2026 (pro-rated for the CEO Transition Date) and continuing through the earlier of (x) his ceasing to serve as Chair or (y) December 31, 2028 (with the payment for the first calendar quarter of 2026 pro-rated); and (iii) for so long as Mr. Allen is a member of the board of directors, the Company’s external tax provider will continue to provide tax services to him through the UK tax year that ends April 5, 2027. Further, following the CEO Transition Date, Mr. Allen will be eligible to receive compensation in accordance with the Company’s non-employee director compensation policy, described further below.
Philip Moyer. On January 2, 2026, the Company entered into an employment agreement with Mr. Moyer, setting forth the terms of his employment and compensation. Mr. Moyer’s employment agreement provides for “at-will” employment and does not have a stated duration or term. Under the terms of Mr. Moyer’s employment agreement, Mr. Moyer is entitled to a base salary of not less than $1,200,000 and is eligible for an annual incentive bonus award under the AIP, with a target bonus amount equal to $1,800,000 and the actual amount payable based on the actual achievement of annual performance objectives established under the AIP for the applicable fiscal year, as determined by the board of directors or the Compensation Committee (including participation in the AIP for the fiscal year ended March 31, 2026 on a pro rata basis). In addition, Mr. Moyer is entitled to a sign-on bonus in an amount equal to $2,500,000 (the “Sign-On Bonus”), payable in two equal installments, the first of which was paid within thirty (30) days of the CEO Transition Date, and the second of which will be paid on the first anniversary thereof. Each installment of the Sign-On Bonus is repayable if Mr. Moyer’s employment is terminated for “cause” or if Mr. Moyer voluntarily resigns without “good reason” (as each such term is defined by reference in Mr. Moyer’s employment agreement) within 12 and 24 months of the CEO Transition Date, respectively. Mr. Moyer will also receive a housing stipend equal to $8,000 per month.
Mr. Moyer was eligible for severance benefits under the Executive Severance Plan, as modified by his employment agreement, as described in “Components of Compensation for the Fiscal Year Ended March 31, 2026-Severance Benefits.”
Mr. Moyer’s entitlement to his severance payments and benefits is subject to his execution and non-revocation of a general release of claims and his continued compliance with certain applicable restrictive covenants (including those set forth in Mr. Moyer’s employment agreement and the Executive Severance Plan).
None of our other NEOs have employment agreements.
Annual Bonus Plan
For a summary of our annual incentive plan, please see “Components of Compensation for the Fiscal Year Ended March 31, 2026-Annual Incentive Plan (AIP) for the Fiscal Year Ended March 31, 2026” above.
Long-Term Incentive Awards
During the fiscal year ended March 31, 2026, we granted stock options to each of Mr. Stafford and Ms. Tiska in connection with the adoption of the 2025 Plan and our initial public offering and granted RSUs and PSUs to Mr. Moyer in connection with the commencement of his employment with the Company. For additional information, see “Components of Compensation for the Fiscal Year Ended March 31, 2026-Long-Term Incentive Plans.”
Retirement Plans and Other Perquisites
We maintain certain retirement benefit plans and provide our NEOs with certain benefits and perquisites. For a summary of such plans and benefits, see “Components of Compensation for the Fiscal Year Ended March 31, 2026- Retirement Benefits.”

Outstanding Equity Awards At Fiscal Year End Table
The following table sets forth outstanding equity awards of shares, or options to acquire shares, of the Common Stock held by our NEOs as of March 31, 2026:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards; number of securities underlying unexercised unearned options (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity incentive plan awards; number of unearned shares, units or other rights that have not vested (#)(6)	Equity incentive plan awards; market or payout value of unearned shares, units or other rights that have not vested ($)(5)

Philip Moyer	2/9/2026	—	—	—	—	—	277,585(3)	3,802,915	69,396	950,725
	2/17/2026	—	—	—	—	—	72,254(4)	989,880	—	—
Simon Allen	12/3/2021	861,035(1)	215,259(1)	1,076,294	14.08	12/3/2031	—	—	—	—

Robert Sallmann	8/30/2024	66,597(7)	266,387(7)	332,984	14.08	8/30/2034	—	—	—	—

David Cortese	8/30/2024	42,622(7)	170,488(7)	213,110	14.08	8/30/2034	—	—	—	—

David B. Stafford	12/3/2021	106,555(1)	26,639(1)	133,193	14.08	12/3/2031	—	—	—	—
	7/23/2025	6,212(8)	24,849(8)	31,060	17.00	7/23/2035	—	—	—	—

Tracey Tiska	12/3/2021	8,525(1)	2,131(1)	10,655	14.08	12/3/2031	—	—	—	—
	10/5/2023	4,262(9)	6,394(9)	10,655	14.08	10/5/2033	—	—	—	—
	7/23/2025	—	22,217(8)	22,216	17.00	7/23/2035	—	—	—	—
________________
(1)These stock options are subject to Time-Based Vesting and vest annually in five equal installments beginning on July 31, 2022 and, thereafter, on each of the next four anniversaries of this first vesting date.
(2)The stock options reported in this column are subject to Performance-Based Vesting and vest only after the occurrence of a “change in control” or “public offering” (as such terms are defined in the 2021 Plan and the 2025 Plan documents) or subsequent disposition that results in the investment funds advised by Platinum Advisors realizing a pre-tax, cash-on-cash return equal to a multiple of their invested capital with respect to the Company of at least 2.0 times, subject to the executive’s continued employment through the date of such event. There are no thresholds or maximums for these Performance-Based Vesting conditions.
(3)These RSUs are subject to Time-Based Vesting and will vest in three equal annual installments beginning on February 9, 2027 and, thereafter, on each of the next two anniversaries of this first vesting date.
(4)These RSUs are subject to Time-Based Vesting and will vest in two equal annual installments on February 9, 2027 and February 9, 2028.
(5)Values are based on the closing price of our Common Stock on the NYSE on March 31, 2026 ($13.70).
(6)These PSUs are subject to Performance-Based Vesting and will vest based upon the achievement of a VWAP during the twenty trading days immediately preceding February 9, 2029, as set forth below:

Target Share Price	Percentage of PSUs Eligible to Vest	Number of PSUs Eligible to Vest
$28.00	25%	69,396
$32.00	50%	138,793
$38.00	75%	208,189
$40.00	100%	277,585
(7)These stock options are subject to Time-Based Vesting and vest annually in five equal installments beginning on April 15, 2025 for Mr. Sallmann and April 8, 2025 for Mr. Cortese and, thereafter, on each of the next four anniversaries of their first vesting date.

(8)These stock options are subject to Time-Based Vesting and vest annually in five equal installments beginning on March 31, 2026 for Mr. Stafford and June 30, 2026 for Ms. Tiska and, thereafter, on each of the next four anniversaries of their first vesting date.
(9)These stock options are subject to Time-Based Vesting and vest annually in five equal installments beginning on October 5, 2024 and, thereafter, on each of the next four anniversaries of this first vesting date.

Option Exercises and Stock Vested at Fiscal Year End
The following table shows the number of shares of Common Stock of the Company purchased by Philip Moyer during the fiscal year ended March 31, 2026 and the number of shares of Common Stock of the Company underlying RSUs held by Mr. Moyer that vested during the fiscal year ended March 31, 2026. None of our NEOs acquired shares upon exercise of options during fiscal year ended March 31, 2026.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting (4)
Philip Moyer	108,381	(1)	$—
Philip Moyer	36,127	(2)	$499,998
________________
(1)Represents the exercise on February 17, 2026 of Mr. Moyer’s share purchase opportunity to purchase shares of Common Stock of the Company with a fair market value of up to $1,500,000. Mr. Moyer purchased such shares for their fair market value as of the date of purchase, and therefore, no value was realized by him upon acquisition.
(2)Represents the portion of Mr. Moyer’s Matching RSUs that vested immediately upon grant. The value realized is calculated by multiplying the number of shares of Common Stock of the Company received by the closing price per share of our Common Stock on the NYSE on the applicable vesting date, or February 17, 2026.

Potential Payments upon Termination or Change in Control
This section describes potential payments to our NEOs upon termination of employment or change in control, assuming the termination or change in control occurred on March 31, 2026 (in accordance with SEC rules).
Severance Plans
Our NEOs are generally eligible to participate in the Executive Severance Plan or the A&R Executive Severance Plan. In order to receive severance benefits under either the Executive Severance Plan or the A&R Executive Severance Plan, as applicable, the executive’s employment must either be terminated by the Company without “cause” or the executive must resign for “good reason” (as such terms are defined in the applicable Severance Plan), and limited severance benefits are available in the event of termination of employment due to death or disability. For additional information, see “Components of Compensation for the Fiscal Year Ended March 31, 2026-Severance Benefits.”
Treatment of Equity Awards upon Potential Termination or Change in Control
Stock options granted under the 2021 Plan, to the extent not vested, generally terminate upon termination of employment unless the executive experiences a “special termination.” Following a “special termination,” any then unvested stock options remain outstanding and are eligible to vest if a “change in control” occurs within four months of such termination of employment. For these purposes a “special termination” means a termination by reason of the executive’s death or disability, the executive’s resignation for “good reason” or the executive’s termination of employment or service by the Company without “cause.”
Awards granted under the 2025 Plan, to the extent not vested, generally terminate upon a termination of employment.
In the event Mr. Moyer experiences an involuntary termination without cause (and other than due to death or disability) or resigns for good reason (such termination, a “qualifying termination”), Mr. Moyer will vest in the number of Sign-On RSUs that would have vested on the next regularly scheduled vesting date had his employment not been terminated and, if such “qualifying termination” occurs before the PSU Vesting Date, a pro-rated number of the Sign-On PSUs (based on the number of days between the CEO Transition Date and the PSU Vesting Date) will remain outstanding and eligible to vest on the PSU Vesting Date if (and to the extent that) the applicable Target Share Price hurdles are met, as though no such termination of employment occurred.
If Mr. Moyer’s employment is terminated in connection with a Change in Control in which the Initial Equity Award and Matching RSUs are assumed or substituted by the acquiror, such awards will accelerate on a “double trigger” basis such that if Mr. Moyer’s employment with the Company is terminated by the Company without “cause” within the first 12-month period following such Change in Control, then any such assumed or substituted award held by Mr. Moyer that is then unvested will fully vest. Any assumption or substitution by an acquiror of the Sign-On PSUs would generally be determined based on actual performance and would remain subject to a service condition through the end of the PSU Vesting Date. If the Initial Equity Award and Matching RSUs are not assumed or substituted by the acquiror in connection with a Change in Control, then the portion of such awards that is then unvested will fully vest, with the vesting of the Sign-On PSUs determined based on actual performance.
The following tables show the incremental payments and benefits that would be owed by the Company to each of the NEOs upon certain terminations of his or her employment or upon a change in control, assuming that:
•the NEO’s employment terminated on March 31, 2026;
•with respect to payments and benefits triggered by a change in control, such change in control occurred on March 31, 2026; and
•the fair market value per share of the Company Common Stock was $13.70 on March 31, 2026.
The following tables do not include the value of any equity that would remain unvested.

	Cash Severance ($) (1)(4)	Short-Term Bonus ($) (1)(2)(4)	Vesting of Equity Awards ($)		Continuation of Other Benefits and Perquisites ($) (1)(4)	Total ($)
Philip Moyer
By the Company Without Cause	1,800,000	301,808	1,267,634	(5)	25,689	3,395,131
By the Executive for Good Reason	1,800,000	301,808	1,267,634	(5)	25,689	3,395,131
Death or Disability	—	—	—		—	—
Retirement	—	—	—		—	—
Change in Control with Termination	1,800,000	301,808	4,792,794	(6)	25,689	6,920,291
Change in Control without Termination	—	—	4,792,794	(6)	—	4,792,794
Simon Allen	—	2,280,078	—		—	2,280,078
Robert Sallmann
By the Company Without Cause	600,000	—	—		24,753	624,753
By the Executive for Good Reason	600,000	—	—		24,753	624,753
Death or Disability	—	—	—		—	—
Retirement	—	—	—		—	—
Change in Control with Termination	600,000	—	—	(3)	24,753	624,753
Change in Control without Termination	—	—	—	(3)	—	—
David Cortese
By the Company Without Cause	525,000	—	—		21,889	546,889
By the Executive for Good Reason	525,000	—	—		21,889	546,889
Death or Disability	—	—	—		—	—
Retirement	—	—	—		—	—
Change in Control with Termination	525,000	—	—	(3)	21,889	546,889
Change in Control without Termination	—	—	—	(3)	—	—
David B. Stafford
By the Company Without Cause	1,139,250	378,000	—		1,182	1,518,432
By the Executive for Good Reason	1,139,250	378,000	—		1,182	1,518,432
Death or Disability	—	378,000	—		—	378,000
Retirement	—	—	—		—	—
Change in Control with Termination	1,139,250	378,000	—	(3)	1,182	1,518,432
Change in Control without Termination	—	—	—	(3)	—	—

	Cash Severance ($) (1)(4)	Short-Term Bonus ($) (1)(2)(4)	Vesting of Equity Awards ($)		Continuation of Other Benefits and Perquisites ($) (1)(4)	Total ($)
Tracey Tiska
By the Company Without Cause	430,000	—	—		24,153	454,153
By the Executive for Good Reason	430,000	—	—		24,153	454,153
Death or Disability	—	—	—		—	—
Retirement	—	—	—		—	—
Change in Control with Termination	430,000	—	—	(3)	24,153	454,153
Change in Control without Termination	—	—	—	(3)	—	—
________________
(1)Other than for Mr. Allen, the amounts disclosed in this column reflect the severance payment each NEO would have received under the Executive Severance Plan or the A&R Executive Severance Plan had he or she experienced a “qualifying termination” on March 31, 2026 (which does not include a termination due to death, disability or retirement). The Executive Severance Plan and the A&R Executive Severance Plan do not provide for single-trigger change in control payments. However, if an NEO had experienced a qualifying termination in connection with a change in control, he or she would have been entitled to the severance payment illustrated.
(2) If the participants in the A&R Executive Severance Plan experience a termination of employment due to death or disability, they would be entitled to severance equal to any prior year’s bonus (if not already paid) and a pro rata bonus for the year in which the termination occurs, determined based on actual performance assuming the bonus was only subject to financial or other objective criteria. In addition, under the terms of our AIP, if an NEO’s employment is terminated following the completion of a fiscal year due to a position elimination, and such NEO was an active employee at the end of a fiscal year, the NEO will be entitled to receive an AIP payment for the completed fiscal year, conditioned on the execution of a release of claims. The amount shown for Mr. Allen is converted to U.S. dollars based on the conversion rate of USD 1.333 to 1 GBP, which was the applicable conversion rate on March 31, 2026. Such bonuses will actually be paid in June 2026, as the A&R Executive Severance Plan provides that such bonuses will be paid at the same time as such bonuses are ordinarily paid to other senior executives.
(3) Had a change in control occurred on March 31, 2026, then each NEO’s unvested Time-Based Vesting stock options under the 2021 Plan would have fully vested (subject to his or her continued employment through the date of the change in control, but regardless of whether his or her employment would have been terminated in connection with (on or after) such change in control). That is, both the Time-Based Vesting and Performance-Based Vesting stock options under the 2021 Plan are subject to single-trigger accelerated vesting upon a change in control. However, no value is ascribed to the Time-Based Vesting stock options because they were underwater as of March 31, 2026 (exercise price per share was greater than $13.70). In addition, the Performance-Based Vesting stock options under the 2025 Plan would vest upon a change in control if the applicable performance condition was met. Further, there is no acceleration of vesting upon a termination of employment for any reason; however, in the event of a “special termination” (as defined above under “Components of Compensation for the Fiscal Year Ended March 31, 2026-Long-Term Incentive Plans”), both the Time-Based Vesting and Performance-Based Vesting stock options remain eligible to vest in connection with a change in control, and the Performance-Based Vesting stock options also remain eligible to vest upon the occurrence of a change in control, public offering or similar event, in each case, that occurs within four months following such termination date.
(4) Mr. Allen served as our President and CEO through the CEO Transition Date, whereupon he was appointed Chair of the board of directors. The amount disclosed reflects the amounts he received in connection with his transition. For information on the amounts payable under the transition agreement the Company has entered into with Mr. Allen, see “Narrative Relating to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements.” Amounts shown for Mr. Allen are converted to U.S. dollars based on the conversion rate of USD 1.333 to 1 GBP, which was the applicable conversion rate on March 31, 2026.
(5) Reflects the fair market value as of March 31, 2026 of 92,528 Sign-On RSUs, which are the number of Sign-On RSUs that would have vested on the next regularly scheduled vesting date had Mr. Moyer’s employment not been terminated. The amounts reported do not reflect any of the Sign-On PSUs that remain eligible to vest following a “qualifying termination” because the relevant performance condition would not have been met as of

March 31, 2026. Pursuant to the terms of Mr. Moyer’s employment agreement, Mr. Moyer’s unvested Matching RSUs would have been forfeited for no consideration upon termination.
(6) The amounts reported assume that no restricted stock units are assumed, and Mr. Moyer’s Initial Equity Award and Matching RSUs accelerate. No value is ascribed to any potential vesting of the Sign-On PSUs because the relevant performance conditions would not have been met based on the Company’s share price as of March 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect as of March 31, 2026:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders
2021 Plan	8,808,763	$14.08	—
2025 Plan	1,011,696	$17.00	14,294,462
Equity compensation plans approved by security holders	—		—
Total	9,820,459	$14.38	14,294,462
______________
(1) Includes (i) 8,808,763 shares issuable upon exercise of outstanding options under our 2021 Plan and (ii) 351,626 shares issuable upon exercise of outstanding options, 382,485 shares issuable upon vesting of outstanding RSUs and 277,585 shares issuable upon vesting of outstanding PSUs under our 2025 Plan.
(2) Does not take into account outstanding RSUs and PSUs and restricted stock awards as these awards have no exercise price.
(3) Includes zero shares of Common Stock available for issuance under our 2021 Plan, and 14,294,462 shares of Common Stock available for issuance under our 2025 Plan. To the extent that an award outstanding under the 2021 Plan is canceled, forfeited, settled in cash, or otherwise terminated without delivery of the full number of shares to which the award related, the number of such shares that are undelivered will again be available for issuance under the 2025 Plan, up to a maximum of 8,619,587 shares.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of June 4, 2026, information regarding beneficial ownership of our capital stock, by the following individuals or entities:
•each person, entity or group of affiliated persons, known by us to beneficially own more than 5% of our voting securities;
•each of our NEOs;
•each of our directors; and
•all of our executive officers and directors as a group.

To our knowledge, each person named in the table has sole voting and investment power with respect to all of the securities shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The number of securities shown represents the number of securities the person “beneficially owns”, as determined by the rules of the SEC. The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after that date through (i) the exercise of any option, warrant or right, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement or (iv) the automatic termination of a trust, discretionary account or similar arrangement. As of June 4, 2026, there were 191,276,168 shares of the Company’s Common Stock outstanding.
Unless otherwise noted below, the address for each of the stockholders in the table below is c/o McGraw Hill, Inc., 8787 Orion Place, Columbus, Ohio 43240.

Beneficial owner	Number of Shares Beneficially Owned(2)	Percentage of Class
5% Stockholders:
Investment vehicles affiliated with Platinum Equity, LLC (1)	165,160,216	86.4

Named Executive Officers and Directors:
Simon Allen	1,524,002 (3)	*
Felicia Alvaro	10,882 (4)	*
Nicholas Colagiovanni	—	—
David Cortese	87,744 (5)	*
Brandon Crawley	—	—
Jacob Kotzubei	—	—
Matthew Louie	—	—
Philip Moyer	144,508 (6)	*
Steven S. Reinemund	84,592 (7)	*
Mary Ann Sigler	7,500	*
Guhan Subramanian	10,882 (8)	*
Robert Sallmann	136,194 (9)	*
David B. Stafford	203,338 (10)	*
Tracey Tiska	23,361 (11)	*
Eric Worley	—	—
All Named Executive Officers and Directors as a group (16 persons)	2,233,003	1.2
______________
*Less than 1%.
(1)PE Mav Holdings, LLC (the “Platinum Stockholder”) is the record holder of 165,160,216 shares of our Common Stock. Tom Gores is the manager of Platinum Equity, LLC, which is the sole member of Platinum Equity Investment Holdings, LLC, which is the sole member of Platinum Equity Investment Holdings IC (Cayman), LLC, which is the general partner of Platinum Equity InvestCo, L.P., which is the sole member of Platinum Equity Investment Holdings V, LLC, which is the sole member of Platinum Equity Partners V, LLC, which is the general partner of Platinum Equity Partners V, L.P., which is the general partner of the Platinum Stockholder. By virtue of these relationships, each of these entities and Mr. Gores may be deemed to share beneficial ownership of the securities held of record by the Platinum Stockholder. The business address of each of the entities named herein and of Mr. Gores is 360 North Crescent Drive, South Building, Beverly Hills, CA 90210.
(2)The table includes the number of shares of Company Common Stock to be issued upon the vesting of restricted stock units within sixty (60) days of June 4, 2026.

(3)Includes (i) 1,076,294 shares of Common Stock issuable upon the exercise of options held by Mr. Allen exercisable within sixty (60) days of June 4, 2026 and (ii) 447,708 shares of Common Stock owned by The Allen Family Trust, of which Mr. Allen’s spouse serves as trustee and has sole voting and investment power over such shares of Common Stock, and as a result, Mr. Allen may be deemed to have beneficial ownership of the shares owned by The Allen Family Trust.
(4)Includes 10,882 shares of Common Stock issuable upon the vesting of restricted stock units within sixty (60) days of June 4, 2026 held by Ms. Alvaro.
(5)Includes 85,244 shares of Common Stock issuable upon the exercise of options held by Mr. Cortese exercisable within sixty (60) days of June 4, 2026.
(6)Includes 36,127 shares of Common Stock issuable upon the exercise of options held by Mr. Moyer exercisable within sixty (60) days of June 4, 2026.
(7)Includes (i) 10,882 shares of Common Stock issuable upon the vesting of restricted stock units within sixty (60) days of June 4, 2026 held by Mr. Reinemund and (ii) 73,710 shares owned by The Gail T Reinemund Irrevocable Trust FBO, of which Mr. Reinemund serves as trustee and has sole voting and investment power over such shares of Common Stock, and as a result, Mr. Reinemund may be deemed to have beneficial ownership of the shares owned by The Gail T Reinemund Irrevocable Trust FBO.
(8)Includes 10,882 shares of Common Stock issuable upon the vesting of restricted stock units within sixty (60) days of June 4, 2026 held by Mr. Subramanian.
(9)Includes 133,194 shares of Common Stock issuable upon the exercise of options held by Mr. Sallmann exercisable within sixty (60) days of June 4, 2026.
(10)Includes 139,406 shares of Common Stock issuable upon the exercise of options held by Mr. Stafford exercisable within sixty (60) days of June 4, 2026, including certain options that may become vested within sixty (60) days of June 4, 2026.
(11)Includes 19,361 shares of Common Stock issuable upon the exercise of options held by Ms. Tiska exercisable within sixty (60) days of June 4, 2026, including certain options that may become vested within sixty (60) days of June 4, 2026.

Item 13. Certain Relationships and Related Transactions and Director Independence
Certain Relationships And Related Person Transactions
Related Persons Transactions Policy
We have adopted a written policy with respect to the review, approval and ratification of related person transactions to assist our board of directors in reviewing and taking appropriate action concerning related person transactions and assist us in preparing the disclosure that the SEC rules require to be included in our applicable filings as required by the Securities Act and the Exchange Act and their related rules. This policy is intended to supplement, and not to supersede, our other policies that may be applicable to or involve transactions with related persons, such as our policies for determining director independence and our Code of Business Ethics and conflicts of interests policies.
The policy covers any financial transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships (including indebtedness and guarantees of indebtedness and transactions involving employment and similar relationships) involving the Company and any director, nominee or executive officer, or any immediate family member thereof, or any greater than 5% beneficial owner of our voting securities, in each case, having a direct or indirect material interest in such transaction. Any such transaction must be approved or ratified by our Audit Committee unless our board of directors in its discretion designates another independent body consisting solely of independent directors. The Audit Committee may only approve those transactions that are in, or are not inconsistent with, our best interests and those of our stockholders, as the Audit Committee determines in good faith.
Investor Rights Agreement
In connection with the initial public offering, we entered into an investor rights agreement with Platinum (the “Investor Rights Agreement”). At each annual meeting of our stockholders (and in connection with any election by written consent or special meeting for the election of directors) for which Platinum has nominated an individual for election to our board of directors, we will (i) include each such nominee as a nominee for election as a director, (ii) use all reasonable best efforts to cause the election as a director of each such nominee including, to the fullest extent permitted by applicable law, soliciting proxies in favor of the election of such nominee, and (iii) take all action within our power to cause each such nominee to be included as a nominee recommended by our board of directors to our stockholders for election as a director, unless our board of directors determines that making such recommendation would be inconsistent with the directors’ fiduciary duties under applicable law. The Investor Rights Agreement grants Platinum the right to nominate for election to our board of directors no fewer than that number of directors that would constitute: (i) a majority of the total number of directors so long as Platinum beneficially owns at least 40% of the then-outstanding capital stock of the Company; (ii) 40% of the total number of directors so long as Platinum beneficially owns at least 30% but less than 40% of the then-outstanding capital stock of the Company; (iii) 30% of the total number of directors so long as Platinum beneficially owns at least 20% but less than 30% of the then-outstanding capital stock of the Company; (iv) 20% of the total number of directors so long as Platinum beneficially owns at least 10% but less than 20% of the then-outstanding capital stock of the Company; and (v) 10% of the total number of directors so long as Platinum beneficially owns at least 5% but less than 10% of the then-outstanding capital stock of the Company. For purposes of calculating the number of directors that Platinum will be entitled to nominate pursuant to the formula outlined above, any fractional amounts shall automatically be rounded up to the nearest whole number.
The Investor Rights Agreement, along with our second amended and restated certificate of incorporation entitles Platinum, for so long as Platinum has the right to nominate for election to our board of directors at least one director pursuant to the Investor Rights Agreement, to (i) designate a director nominated by Platinum who is then-serving on our board of directors as the Chair of our board of directors and (ii) include, on each committee of our board of directors, at least one director nominated by Platinum, except to the extent such membership would violate applicable securities laws or stock exchange or stock market rules, or where the sole purpose of such committee is to address actual or potential conflicts of interest between Platinum and the Company. In addition, pursuant to the Investor Rights Agreement, for so long as Platinum has the right to nominate for election to our board of directors at least one director pursuant to the Investor Rights Agreement, upon Platinum's request, the Company will vote its shares in any subsidiary of the Company so as to elect a number of persons designated by Platinum to the Board or other similar governing body (or any committee thereof) of any subsidiary of the Company in proportion to Platinum's representation on our board of directors.
The Investor Rights Agreement also provides that, if we retain Platinum Advisors to provide corporate and advisory services to us, we will reimburse Platinum Advisors for all third-party costs incurred in rendering such services and indemnify Platinum Advisors and its officers, directors, managers, employees, affiliates, agents and other representatives, to the fullest extent permitted by law, against all liabilities, costs and expenses incurred in connection with such services other than if, and to the extent that, such liabilities, costs and expenses arise as a result of the gross negligence, bad faith, fraud or willful misconduct of Platinum Advisors.
The Investor Rights Agreement grants Platinum certain customary demand registration rights, which, following the consummation of our initial public offering and the expiration of any related lock-up period, entitles Platinum to unlimited long-form demand registration rights requiring us to consummate an underwritten public offering if the anticipated gross proceeds of such underwritten offering are not less than $50,000,000, or such lesser amount if Platinum is proposing to sell all of its remaining shares of Common Stock, subject to customary underwriter cutback provisions and conditions. In addition, the Investor Rights Agreement provides Platinum with unlimited shelf registration rights so long as the anticipated gross proceeds of any such underwritten offering is not less than $25,000,000, or such lesser amount if Platinum is proposing to sell all of its remaining shares of Common Stock, subject to certain conditions. Pursuant to the Investor Rights Agreement, we agreed to use reasonable best efforts to qualify for registration on Form S-3 for secondary sales and to qualify as and remain as a well-known seasoned issuer (as defined in Rule 405 under the Securities Act).
Pursuant to the Investor Rights Agreement, at any time that we propose to register any of our securities under the Securities Act (other than a registration relating to employee benefit plans or solely relating to shares to be sold under Rule 145 or a similar provision under the Securities Act), Platinum will be entitled to certain “piggyback” registration rights, allowing it to include its registrable securities in such registration, subject to customary underwriter cutback provisions and conditions.
Advisory Agreement
Following the consummation of the transactions in 2021 that resulted in Platinum acquiring McGraw Hill, Inc., the Company and Platinum Advisors entered into the Corporate Advisory Services Agreement, dated as of July 30, 2021 (the “Advisory Agreement”), pursuant to which the Company engaged Platinum Advisors as a financial, transactional and management consultant. Under the Advisory Agreement, the Company had agreed to pay Platinum Advisors an annual advisory fee in an amount mutually agreed between the parties and to reimburse Platinum Advisors for its out-of-pocket costs and expenses incurred in connection with its services under the Advisory Agreement. The Advisory Agreement was terminated upon the consummation of the initial public offering in July 2025.
Certain Relationships with Platinum
From time to time, Platinum and/or its affiliates have entered into, and may continue to enter into, arrangements with us to use our products and services. We believe that all such arrangements have been entered into in the ordinary course of business and have been negotiated on commercially reasonable terms.
Indemnification Agreements
In connection with the initial public offering, and since the initial public offering, we have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permissible under Delaware law against liabilities that may arise by reason of their service to us or at our direction and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, we have been informed that, in the opinion of the SEC, such indemnification is against public policy and is therefore unenforceable.
Reserved Share Program
At our request, the underwriters in the initial public offering reserved for sale, at the initial public offering price, up to 5% of the shares of Common Stock offered in the initial public offering for sale to some of our directors, officers and employees, as well as to certain employees of Platinum and/or Platinum Advisors. In our initial public offering, 93,600 shares were purchased by such persons.
Director Independence
As a “controlled company” within the meaning of the corporate governance standards of the NYSE, we qualify for, and rely on, exemptions from certain corporate governance requirements, including the requirement that a majority of our board of directors consist of independent directors.
Our board of directors has affirmatively determined that Felicia Alvaro, Steven S. Reinemund and Guhan Subramanian do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of the NYSE. In making these determinations, our board of directors considered the current and prior relationships that each such director has with the Company and Platinum and all other facts and circumstances our board of directors deemed relevant in determining their independence.

Item 14. Principal Accountants Fees and Services
The following table presents the aggregate fees billed to the Company for professional services rendered by EY in connection with its audits for Fiscal Year 2026 and Fiscal Year 2025 and fees for other services rendered by EY during those periods:

Services Provided	March 31,
	2026	2025
Audit Fees	$4,659,690	$4,810,637
Audit Related Fees	280,959	266,528
Tax Fees	253,300	279,208
Total	$5,193,949	$5,356,373
Audit Fees: Audit fees are attributable to professional services rendered for the audits of our consolidated financial statements, securities offerings and comfort letters, statutory audits of certain of our subsidiaries, reviews of our interim consolidated financial statements and services provided in connection with statutory and regulatory filings.
Audit Related Fees: Audit-related fees are attributable to assurance and related services other than those included in Audit Fees, including fees for employee benefit plan audits and reviews of controls over services provided to customers.
Tax Fees: Tax fees include charges for various federal, state, local and international tax compliance, planning and research projects.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established policies and procedures for preapproving audit and non-audit services. Under these procedures, the Audit Committee annually preapproves the type and scope of services to be provided by our registered public accounting firm, EY, as well as the estimated associated fees related to such services. All services listed in the table above were approved in accordance with these established policies and procedures. When granting preapproval, the Audit Committee evaluates how the nature of the services and related costs may affect the independence of the registered public accounting firm. To ensure compliance with SEC rules and regulations, the Audit Committee confirms, prior to preapproving services, that such services and fees are aligned with maintaining the independence of the registered public accounting firm.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1)Financial statements.
Our consolidated financial statements are listed in the “Index to Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Financial statement schedules.
Our financial statement schedules are listed in the “Index to Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
All other schedules have been omitted because the information is not applicable, is not required or is already included in the consolidated financial statements or the notes thereto.
(3)Exhibits
The exhibits listed in the Exhibit Index are filed or furnished as part of, or incorporated by reference into, this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Number
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated July 23, 2025.	8-K	7/25/2025	3.1

3.2	Amended and Restated Bylaws of the Company, effective July 23, 2025.	8-K	7/25/2025	3.2

4.1	Indenture, by and among Mav Acquisition Corporation, McGraw-Hill Education, Inc., the Guarantors (as such term is defined therein) and the Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent, together with the form of senior secured note, dated as of July 30, 2021.	S-1	6/27/2025	4.1

4.2	Indenture, by and among Mav Acquisition Corporation, McGraw-Hill Education, Inc., the Guarantors (as such term is defined therein) and the Bank of New York Mellon Trust Company, N.A. as trustee, together with the form of senior note, dated as of July 30, 2021.	S-1	6/27/2025	4.2

4.3	Indenture, by and among McGraw-Hill Education, Inc. and the Guarantors (as such term is defined therein) and the Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent, together with the form of senior secured note, dated as of August 6, 2024.	S-1	6/27/2025	4.3

4.4	Investor Rights Agreement dated July 23, 2025.	8-K	7/25/2025	4.1

4.5	Description of Securities				X

10.1	Revolving Credit Agreement, by and among McGraw-Hill Education, Inc., as the Ultimate Borrower, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties thereto, dated as of July 30, 2021.	S-1	6/27/2025	10.1

10.1.1	Amendment No. 1 to the Revolving Credit Agreement, by and among McGraw-Hill Education, Inc., as the Lead Borrower, Bank of America, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of April 26, 2023.	S-1	6/27/2025	10.1.1

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Number
10.1.2	Amendment No. 2 to the Revolving Credit Agreement, by and between McGraw-Hill Education, Inc., as the Lead Borrower and Bank of America, N.A., as Administrative Agent, dated as of June 17, 2024.	S-1	6/27/2025	10.1.2

10.1.3	Amendment No. 3 to the Revolving Credit Agreement, by and among McGraw-Hill Education, Inc., as the Lead Borrower, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties thereto, dated as of August 6, 2024.	S-1	6/27/2025	10.1.3

10.2	Credit Agreement, by and among McGraw-Hill Education, Inc., as the Ultimate Borrower, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties thereto, dated as of July 30, 2021.	S-1	6/27/2025	10.2

10.2.1	Amendment No. 1 to the Credit Agreement, by and among McGraw-Hill Education, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties thereto, dated as of November 1, 2021.	S-1	6/27/2025	10.2.1

10.2.2	Amendment No. 2 to the Credit Agreement, by and among McGraw-Hill Education, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of June 26, 2023.	S-1	6/27/2025	10.2.2

10.2.3	Amendment No. 3 to the Credit Agreement, by Bank of America, N.A., as Administrative Agent, dated as of June 27, 2023.	S-1	6/27/2025	10.2.3

10.2.4	Amendment No. 4 to the Credit Agreement, by Bank of America, N.A., as Administrative Agent, dated as of June 27, 2024.	S-1	6/27/2025	10.2.4

10.2.5	Amendment No. 5 to the Credit Agreement, by and among McGraw-Hill Education, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of August 6, 2024.	S-1	6/27/2025	10.2.5

10.2.6	Amendment No. 6 to the Credit Agreement, by and among McGraw-Hill Education, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of February 6, 2025.	S-1	6/27/2025	10.2.6

10.2.7	Amendment No. 7 to the Credit Agreement, by and among McGraw-Hill Education, Inc., as the Borrower, Bank of America, N.A., as the Administrative Agent, and the lenders and other parties thereto, dated as of September 8, 2025.	8-K	9/9/2025	10.1

10.3†	Form of Indemnification Agreement.	S-1	6/27/2025	10.3

10.4†	Simon Allen Executive Employment Terms and Conditions.	S-1	6/27/2025	10.4

10.5†	Contract of Employment by and between McGraw-Hill Education (U.K.) Limited and Simon Allen, dated February 23, 2018.				X

10.6†	Separation Agreement and General Release, by and among Garet Guthrie and McGraw Hill LLC, as successor to McGraw-Hill Global Education Holdings, LLC and/or McGraw-Hill School Education Holdings, LLC and McGraw Hill, Inc. (formerly Mav Holding Corporation), dated April 17, 2024.	S-1	6/27/2025	10.4.1

10.7†	McGraw Hill, Inc. Annual Incentive Plan, dated June 1, 2026				X

10.8†	McGraw Hill, Inc. (formerly known as Mav Holding Corporation) 2021 Stock Incentive Plan.	S-1	6/27/2025	10.6

10.9†	Form of Option Agreement for the McGraw Hill, Inc. (formerly known as Mav Holding Corporation) 2021 Stock Incentive Plan.	S-1	6/27/2025	10.7

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Number

10.10†	McGraw Hill, Inc. 2025 Stock Incentive Plan.	S-1/A	7/14/2025	10.8

10.11†	McGraw-Hill Education, Inc. Executive Severance Plan.	S-1	6/27/2025	10.9

10.12†	McGraw-Hill Education, Inc. Founding Executive Severance Plan.	S-1	6/27/2025	10.10

10.13†	Form of Option Agreement for the McGraw Hill, Inc. 2025 Stock Incentive Plan.	S-1/A	7/8/2025	10.11

10.14†	Form of Restricted Stock Unit Grant Notice and Agreement for the McGraw Hill, Inc. 2025 Stock Incentive Plan.	S-1	6/27/2025	10.12

10.15†	Separation Agreement and General Release, by and among Jeannine Tait and McGraw Hill, Inc., dated June 30, 2025.	S-1/A	7/8/2025	10.13

10.16†	Amendment No. 1 to McGraw Hill, Inc. (formerly known as Mav Holding Corporation) 2021 Stock Incentive Plan.	S-1/A	7/14/2025	10.14

10.17†	McGraw Hill, Inc. Directors Compensation Program.	S-1/A	7/14/2025	10.15

10.18†	Transition Agreement by and among McGraw Hill, Inc., McGraw-Hill Education (U.K.) Limited and Simon Allen, dated January 5, 2026.	8-K	1/6/2026	10.1

10.19.1†	Employment Agreement by and between McGraw Hill, Inc. and Philip Moyer, dated January 2, 2026.	8-K	1/6/2026	10.2

10.19.2†	Form of Performance Stock Unit Grant Notice and Agreement for the McGraw Hill, Inc., 2025 Stock Incentive Plan.	10-Q	2/11/2026	10.3

10.20	Amendment No. 1 to employment agreement by and between McGraw Hill, Inc. and Philip Moyer, dated June 8, 2026				X

19.1	Insider Trading Policy				X

21.1	Subsidiaries of the Company.				X

23.1	Consent of Ernst & Young LLP				X

24.1	Power of Attorney (included on signature pages to this Report).				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Policy for the Recovery of Erroneously Awarded Compensation				X

101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
_______________
†Indicates management contract or compensatory plan, contract or arrangement.

Item 16. 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 11, 2026.

McGraw Hill, Inc.

By:	/s/ Philip Moyer
Name:	Philip Moyer
Title:	President, Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Philip Moyer, Robert Sallmann and David Stafford, acting alone or together with another attorney-in-fact, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on June 11, 2026.

Signatures	Title

/s/ Philip Moyer	President, Chief Executive Officer and Director (Principal Executive Officer)
Philip Moyer

/s/ Robert Sallmann	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Robert Sallmann

/s/ Brian Van Dam	Chief Accounting Officer (Principal Accounting Officer)
Brian Van Dam

/s/ Simon Allen	Director
Simon Allen

/s/ Felicia Alvaro	Director
Felicia Alvaro

/s/ Nicholas Colagiovanni	Director
Nicholas Colagiovanni

/s/ Brandon Crawley	Director
Brandon Crawley

/s/ Jacob Kotzubei	Director
Jacob Kotzubei

/s/ Matthew Louie	Director
Matthew Louie

/s/ Steven S. Reinemund	Director
Steven S. Reinemund

/s/ Mary Ann Sigler	Director
Mary Ann Sigler

/s/ Guhan Subramanian	Director
Guhan Subramanian

/s/ Eric Worley	Director
Eric Worley