Form 10-Q
period 2026-06-30
McGraw Hill, Inc.
filed 2026-08-13
CIK 1951070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of August 10, 2026 was 191,308,814.

MCGRAW HILL, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should” or “seeks,” or in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and those included within our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 11, 2026 (the “Annual Report”), including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them; however, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results of operations, financial condition and liquidity or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under “Risk Factors” included within our Annual Report on Form 10-K and the following:

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

ii

•our dependence upon McGraw-Hill Education, Inc. and its controlled subsidiaries for our results of operations, cash flows and distributions; and
•our status as a “controlled company” and the extent to which the interests of Platinum Equity, LLC together with its affiliated investment vehicles (collectively, “Platinum”) conflict with our or your interests.
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to “McGraw Hill,” “the Company,” “us,” “we,” and “our,” refers to McGraw Hill, Inc., together with its consolidated subsidiaries.

iii

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except for share and per share data)

	Three Months Ended June 30,
	2026	2025
Revenue	$549,903	$535,710
Cost of sales (excluding depreciation and amortization)	110,704	123,384
Gross profit	439,199	412,326
Operating expenses
Operating and administrative expenses	255,069	241,549
Depreciation	16,348	17,187
Amortization of intangibles	53,500	57,365
Total operating expenses	324,917	316,101
Operating income (loss)	114,282	96,225
Interest expense (income), net	45,770	58,774
Income (loss) from operations before taxes	68,512	37,451
Income tax provision (benefit)	10,652	36,949
Net income (loss)	$57,860	$502

Earnings (loss) per share:
Basic	$0.30	$0.00
Diluted	$0.30	$0.00
Weighted-average shares outstanding:
Basic	191,247,605	166,611,519
Diluted	191,308,015	166,611,519

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended June 30,
	2026	2025
Net income (loss)	$57,860	$502
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(1,399)	2,515
Total other comprehensive income (loss)	$(1,399)	$2,515
Comprehensive income (loss)	$56,461	$3,017

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	June 30, 2026	March 31, 2026
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$193,637	$253,519
Accounts receivable, net of allowance for credit losses of $12,638 and $14,517 as of June 30, 2026 and March 31, 2026, respectively	377,884	362,483
Inventories, net	183,213	195,022
Prepaid and other current assets	133,328	162,625
Total current assets	888,062	973,649
Product development costs, net	306,676	285,970
Property, plant and equipment, net	92,505	90,421
Goodwill	2,522,595	2,522,595
Other intangible assets, net	1,173,912	1,227,253
Deferred income taxes	8,546	8,572
Operating lease right-of-use assets	43,225	44,836
Other non-current assets	343,131	332,225
Total assets	$5,378,652	$5,485,521
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$118,740	$126,701
Accrued royalties	100,656	81,436
Accrued compensation	33,569	108,434
Deferred revenue	732,926	835,357
Current portion of long-term debt	13,170	13,170
Operating lease liabilities	7,592	8,365
Other current liabilities	138,553	93,086
Total current liabilities	1,145,206	1,266,549
Long-term debt	2,561,270	2,560,698
Deferred income taxes	15,443	15,214
Long-term deferred revenue	789,230	836,001
Operating lease liabilities	55,898	57,301
Other non-current liabilities	23,215	23,540
Total liabilities	4,590,262	4,759,303
Commitments and contingencies (Note 15)
Stockholders' equity (deficit)
Common Stock, par value $0.01 per share; 2,000,000,000 shares authorized, 191,276,168 and 191,146,027 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	1,911	1,911
Additional paid-in capital	1,978,413	1,972,702
Accumulated deficit	(1,188,020)	(1,245,880)
Accumulated other comprehensive income (loss)	(3,914)	(2,515)
Total stockholders' equity (deficit)	788,390	726,218
Total liabilities and stockholders' equity (deficit)	$5,378,652	$5,485,521

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$57,860	$502
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation (including amortization of technology costs)	16,348	17,187
Amortization of intangibles	53,500	57,365
Amortization of product development costs	13,628	13,302
Amortization of deferred royalties	38,039	34,669
Amortization of deferred commission costs	7,655	7,435
Stock-based compensation	3,884	—
Credit losses on accounts receivable	(1,251)	(2,286)
Inventory obsolescence	3,958	3,486
Deferred income taxes	255	864
Amortization of debt discount	3,166	3,352
Amortization of deferred financing costs	1,222	1,253
Changes in operating assets and liabilities:
Accounts receivable	(18,041)	(105,289)
Inventories	7,864	10,544
Prepaid and other current assets	(16,360)	(28,185)
Accounts payable and accrued expenses	(63,566)	(91,569)
Deferred revenue	(149,389)	(27,553)
Other current liabilities	42,342	12,233
Other changes in operating assets and liabilities, net	(513)	(3,962)
Cash provided by (used for) operating activities	601	(96,652)
Investing activities
Product development expenditures	(34,360)	(22,788)
Capital expenditures	(23,929)	(16,283)
Cash provided by (used for) investing activities	(58,289)	(39,071)
Financing activities
Payment of A&E Term Loan Facility	(3,293)	(3,292)
Payment of finance lease obligations	(1,684)	(1,718)
Deferred Initial Public Offering costs	—	(2,374)
Exercise of stock options	1,827	—
Cash provided by (used for) financing activities	(3,150)	(7,384)
Effect of exchange rate changes on cash	956	608
Net change in cash and cash equivalents	(59,882)	(142,499)
Cash and cash equivalents, at the beginning of the period	253,519	389,830
Cash and cash equivalents, at the end of the period	$193,637	$247,331
Supplemental disclosures
Cash paid for interest expense	$9,464	$22,408
Cash paid/(refunded) for income taxes, net	(3,511)	56,813

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited; dollars in thousands, except for share data)

	Class A Voting Common Stock		Class B Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	165,160,216	$1,652	1,451,303	$14	$1,562,204	$(1,281,200)	$(2,426)	$280,244
Net income (loss)	—	—	—	—	—	502	—	502
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2,515	2,515
Balance at June 30, 2025	165,160,216	$1,652	1,451,303	$14	$1,562,204	$(1,280,698)	$89	$283,261

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at March 31, 2026	191,146,027	$1,911	$1,972,702	$(1,245,880)	$(2,515)	$726,218
Net income (loss)	—	—	—	57,860	—	57,860
Other comprehensive income (loss), net of tax	—	—	—	—	(1,399)	(1,399)
Stock-based compensation	—	—	3,884	—	—	3,884
Exercise of stock options	130,141	—	1,827	—	—	1,827
Balance at June 30, 2026	191,276,168	$1,911	$1,978,413	$(1,188,020)	$(3,914)	$788,390

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

•Higher Education: The Company provides students, instructors and institutions with adaptive digital learning solutions and content, and instructional materials. The primary users of the Company's solutions are students enrolled in two- and four-year non-profit colleges and universities, and to a lesser extent, for-profit institutions. The Company sells its Higher Education solutions to well-known online retailers and distribution partners, who subsequently sell to students. The Company also sells direct to student via its proprietary e-commerce platform.

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

Basis of Preparation

Principles of Consolidation

These unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. In management's opinion, the Company has made all adjustments of a normal recurring nature necessary for fair financial statement presentation. Accordingly, these unaudited consolidated financial statements and related notes

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the fiscal year ended March 31, 2026 included in the Company's Annual Report on Form 10-K. Our interim period operating results are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Fiscal Year

Our fiscal year is a 52-week period ended on March 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of interest-bearing demand deposits with daily liquidity, money market and time deposits. The balance also includes cash that is held by the Company outside of the United States to fund international operations or to be reinvested outside of the United States. The investments and bank deposits are stated at cost, which approximates market value. These investments are not subject to significant market risk.

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

Concentration of Credit Risk

As of June 30, 2026, the Company had one reseller that accounted for 11% or more of the gross accounts receivable balance. As of March 31, 2026, two resellers comprised 47% of the gross accounts receivable balance, which is reflective of both customer concentration and the seasonal nature of the Company's industry. For the three months ended June 30, 2026 and the fiscal year ended March 31, 2026, the Company had one reseller that accounted for 11% of our consolidated revenues, primarily attributable to the Higher Education segment. The loss of, or any reduction in sales from, a significant customer or deterioration in their ability to pay could harm the Company's business and financial results.

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

Gross deferred technology costs were $346,739 and $324,797 as of June 30, 2026 and March 31, 2026, respectively. Accumulated amortization of deferred technology costs was $136,785 and $125,892 as of June 30, 2026 and March 31, 2026, respectively. Amortization of deferred technology costs was $10,973 and $10,412 for the three months ended June 30, 2026 and 2025, respectively.
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

Capitalized implementation costs for cloud computing arrangements accounted for as service contracts was $35,072 and $35,072 as of June 30, 2026 and March 31, 2026, respectively. Accumulated amortization of cloud computing costs was $29,679 and $27,954 as of June 30, 2026 and March 31, 2026, respectively. Amortization of cloud computing costs was $1,725 and $2,923 for the three months ended June 30, 2026 and 2025, respectively.

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

The following table presents the carrying amounts, not including debt discount or deferred financing costs, and estimated fair market values of the Company's debt as of June 30, 2026 and March 31, 2026:

	June 30, 2026		March 31, 2026
	Carrying Amount	Estimated Fair Value (Level 2)	Carrying Amount	Estimated Fair Value (Level 2)
Liabilities:
A&E Term Loan Facility	$551,547	$553,616	$554,840	$553,453
2022 Secured Notes	828,466	823,288	828,466	817,075
2022 Unsecured Notes	599,034	599,034	599,034	596,039
2024 Secured Notes	650,000	658,938	650,000	659,750
	$2,629,047	$2,634,876	$2,632,340	$2,626,317

The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date. The fair market values of the 2024 Secured Notes, 2022 Secured Notes and 2022 Unsecured Notes were determined based on quoted market prices on a private exchange and are classified as Level 2 within the fair value hierarchy as of June 30, 2026 and March 31, 2026, due to limited trading activity. The fair market value of the A&E Term Loan Facility was determined using pricing sources and models utilizing market observable inputs to determine fair value and is classified as Level 2 within the fair value hierarchy as of June 30, 2026 and March 31, 2026. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Shipping and Handling Costs

All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. Shipping and handling costs incurred by the Company are a component of Cost of sales (excluding depreciation and amortization). The Company recognized shipping and handling revenue of $6,224 and $6,873 for the three months ended June 30, 2026 and 2025, respectively.

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

Earnings (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share,” (“ASC 260”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share amounts are based on the weighted-average number of common shares outstanding, including the effect of all dilutive potential common shares that were outstanding during the period using the treasury stock method. Diluted earnings (loss) per share excludes all potentially dilutive shares if their effect is anti-dilutive.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Stock Conversion and Stock Split

In connection with the Company's initial public offering, on July 23, 2025, the Company converted all of its outstanding Class A voting common stock and Class B non-voting common stock into a single class of common stock on a 1-for-1 basis (the “Stock Conversion”) and effected a 1.06555-for-1 stock split (the “Stock Split”) of the Company's common stock, including the shares of common stock underlying outstanding stock options. The par value of the Company’s common stock was not adjusted and 166,611,519 shares of common stock, par value $0.01 per share (“Common Stock”) were outstanding as a result of the Stock Split. All share and per share data has been presented on the basis of this Stock Split for all the periods presented within these unaudited consolidated financial statements.

Recently Adopted Accounting Standards

Effective April 1, 2026, we adopted ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” on a prospective basis. This ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the remaining life of the current accounts receivable and current contract assets when developing reasonable and supportable forecasts. The Company elected to apply the practical expedient. The adoption of this ASU did not have a material impact on the Company's unaudited consolidated financial statements or related disclosures.

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

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables summarize the Company's revenue from contracts with its customers disaggregated by segment and product type for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
	Digital	Print (1)	Total	Digital	Print (1)	Total
Revenue by Segment:
K-12	$113,919	$160,485	$274,404	$108,597	$162,334	$270,931
Higher Education	190,146	9,690	199,836	168,826	13,553	182,379
Global Professional	26,713	8,102	34,815	25,272	9,887	35,159
International	22,755	22,475	45,230	22,353	29,111	51,464
Other (2)	—	(4,382)	(4,382)	—	(4,223)	(4,223)
Total Revenue	$353,533	$196,370	$549,903	$325,048	$210,662	$535,710
___________________

(1)	Print revenue contains print and multi-year print products.
(2)	Includes in-transit product sales and intersegment revenue adjustments that are not included within segment revenues reviewed by the Company's CODM.

In addition, the Company has included a further disclosure of revenue from contracts with its customers disaggregated by segment and by Re-occurring Revenue and Transactional Revenue, for the three months ended June 30, 2026 and 2025.

Re-occurring Revenue represents revenue from offerings that are generally sold as digital subscriptions and multi-year print products. Revenue from digital subscriptions is recognized ratably over the term of the subscription period as the performance obligation is satisfied and revenue from multi-year print products (e.g., workbooks) is recognized at a point in time, upon shipment of the print product to the customer, in each academic year within the contract term. Transactional Revenue includes revenue from both print and digital offerings that are recognized at a point in time upon shipment of the print product or delivery of the digital offerings. In addition, Transactional Revenue includes revenue for amounts billed to customers in a sales transaction for shipping and handling.

	Three Months Ended June 30,
	2026			2025
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$196,595	$77,809	$274,404	$183,641	$87,290	$270,931
Higher Education	182,102	17,734	199,836	159,552	22,827	182,379
Global Professional	25,140	9,675	34,815	23,657	11,502	35,159
International	21,727	23,503	45,230	20,764	30,700	51,464
Other	—	(4,382)	(4,382)	—	(4,223)	(4,223)
Total Revenue	$425,564	$124,339	$549,903	$387,614	$148,096	$535,710

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

Deferred commission costs consisted of the following:

	June 30, 2026	March 31, 2026
Current	$16,427	$19,325
Non-current	19,675	19,765
Total Deferred Commission Costs	$36,102	$39,090

Amortization expense related to deferred commission costs was $7,655 and $7,435 for the three months ended June 30, 2026 and 2025, respectively.

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

Deferred royalties consisted of the following:

	June 30, 2026	March 31, 2026
Current	$61,331	$75,696
Non-current	49,617	51,774
Total Deferred Royalties	$110,948	$127,470

Amortization expense related to deferred royalties was $38,039 and $34,669 for the three months ended June 30, 2026 and 2025, respectively.

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

Contract assets and contract liabilities consisted of the following:

	June 30, 2026	March 31, 2026
Contract assets	$39,454	$23,570
Contract liabilities (deferred revenue):
Current	732,926	835,357
Non-current	789,230	836,001
Total Contract Liabilities	$1,522,156	$1,671,358

Total contract liabilities by segment consisted of the following:

	June 30, 2026	March 31, 2026
Total Contract Liabilities by Segment:
K-12	$1,210,646	$1,249,373
Higher Education	216,935	321,999
Global Professional	68,677	65,977
International	22,892	33,064
Other (1)	3,006	945
Total Contract Liabilities	$1,522,156	$1,671,358
_______________
(1)Includes contract liabilities for in-transit product sales that are not included in segment contract liabilities.
Revenue recognized during the three months ended June 30, 2026 and 2025 from amounts included within deferred revenue as of March 31, 2026 and 2025 was $381,398 and $335,920, respectively.

Estimated revenue expected to be recognized in future fiscal years ended March 31, related to amounts included within deferred revenue as of June 30, 2026 was as follows:

2027 (remaining nine months)	$565,691
2028	416,238
2029	256,331
2030	147,325
2031	79,605
Thereafter	56,966
$1,522,156

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
3. Operating and Administrative Expenses

Operating and administrative expenses consisted of the following:

	Three Months Ended June 30,
	2026	2025
Selling and marketing	$94,784	$87,397
General and administrative	86,812	75,392
Research and development	59,845	65,458
Amortization of product development costs	13,628	13,302
Operating and administrative expenses	$255,069	$241,549

4. Inventories, Net

As of June 30, 2026 and March 31, 2026, the majority of inventories reported on the consolidated balance sheets consisted of finished goods.

Inventory obsolescence for the three months ended June 30, 2026 and 2025 was $3,958 and $3,486, respectively. This is included within Cost of sales (excluding depreciation and amortization) in the consolidated statements of operations.

5. Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill of $2,522,595 for the three months ended June 30, 2026.

Other Intangible Assets

The following information details the carrying amounts and accumulated amortization of the Company's intangible assets:

		June 30, 2026
	Useful Life	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Content	10 - 15 years	$1,222,400	$(745,828)	$—	$476,572
Trademarks	Indefinite	576,000	—	(87,000)	489,000
Trademarks	10 years	21,750	(15,296)	—	6,454
Customers	6 - 14 years	225,600	(153,535)	—	72,065
Technology	7 years	427,000	(297,179)	—	129,821
Total		$2,472,750	$(1,211,838)	$(87,000)	$1,173,912

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

		March 31, 2026
	Useful Life	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Content	10 - 15 years	$1,222,400	$(716,371)	$—	$506,029
Trademarks	Indefinite	576,000	—	(87,000)	489,000
Trademarks	10 years	21,750	(14,694)	—	7,056
Customers	6 - 14 years	225,600	(145,682)	—	79,918
Technology	7 years	427,000	(281,750)	—	145,250
Total		$2,472,750	$(1,158,497)	$(87,000)	$1,227,253

The Company's expected aggregate annual amortization expense for existing intangible assets subject to amortization for each of the fiscal years is as follows:

Expected Amortization Expense
2027 (remaining nine months)	$154,284
2028	172,109
2029	115,034
2030	79,572
2031	56,557
Thereafter	107,356
$684,912

The fair values of the definite-lived acquired intangible assets are amortized over their useful lives, which is consistent with the estimated useful life of considerations used in determining their fair values. Customer and Technology intangibles are amortized on a straight-line basis while Content and definite-lived Trademark intangibles are amortized using the sum-of-the-years' digits method. The weighted-average remaining amortization period is 6.9 years. Amortization expense was $53,341 and $57,168 for the three months ended June 30, 2026 and 2025, respectively.

6. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following:

	June 30, 2026	March 31, 2026
Deferred royalties	$61,331	$75,696
Deferred sales commission	16,427	19,325
Prepaid insurance	4,408	5,336
Prepaid tax	9,785	19,683
Other	41,377	42,585
Prepaid and other current assets	$133,328	$162,625

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
7. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2026	March 31, 2026
Allowance for sales returns	$17,625	$21,331
Accrued interest	56,314	19,952
Accrued tax	14,961	7,379
Finance lease obligations	6,312	6,172
Restructuring	4,022	2,806
Other	39,319	35,446
Other current liabilities	$138,553	$93,086

8. Debt

Long-term debt consisted of the following:

	Maturity	June 30, 2026	March 31, 2026
A&E Term Loan Facility	August 2031	$551,547	$554,840
2022 Secured Notes	August 2028	828,466	828,466
2022 Unsecured Notes	August 2029	599,034	599,034
2024 Secured Notes	September 2031	650,000	650,000
Total debt outstanding		2,629,047	2,632,340
Less: unamortized debt discount		(44,923)	(48,089)
Less: unamortized deferred financing costs		(9,684)	(10,383)
Less: current portion of long-term debt		(13,170)	(13,170)
Long-term debt		$2,561,270	$2,560,698

A&E Cash Flow Credit Facilities

McGraw-Hill Education, Inc. and certain subsidiaries entered into a credit agreement dated July 30, 2021 (as amended from time to time, the “Cash Flow Credit Agreement”), which provides for (i) a term loan facility that matures on August 6, 2031 (the “A&E Term Loan Facility”) and (ii) a revolving credit facility, which consists of $111,250 of capacity maturing on August 6, 2029 (the “A&E Cash Flow Revolving Facility”) and $38,750 of capacity that matures on July 30, 2026 (the “Non-Extended Cash Flow Revolver Facility”). There were no amendments to the Cash Flow Credit Agreement during the three months ended June 30, 2026.

As of June 30, 2026, the interest rate for the A&E Term Loan Facility was 6.394% per annum. As of June 30, 2026, the amount available under the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility was $111,250 and $38,750, respectively, and there were no outstanding borrowings under either facility.

A&E ABL Revolving Credit Facilities

McGraw-Hill Education, Inc. and certain subsidiaries entered into a revolving credit agreement dated July 30, 2021 (as amended from time to time, the “ABL Revolving Credit Agreement”), which provides for (i) a U.S. revolving credit facility of $265,000 and (ii) a non-U.S. revolving credit facility of $35,000 (together, the “A&E ABL Revolving Credit Facilities”). The A&E ABL Revolving Credit Facilities will mature on August 6, 2029 and are not subject to amortization. There were no amendments to the ABL Revolving

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Credit Agreement entered into during the three months ended June 30, 2026.

As of June 30, 2026, the amount available under the A&E ABL Revolving Credit Facilities was $300,000, subject to borrowing base capacity pursuant to the terms of the ABL Revolving Credit Agreement. Availability under the A&E ABL Revolving Credit Facilities excludes amounts outstanding for letters of credit in the amount of $5,360.

Covenant Compliance

As of June 30, 2026, the Company was in compliance with all covenants or other requirements in all of its debt arrangements.

9. Segment Reporting

The Company manages and reports its businesses in the following segments based on the end markets we serve:

•K-12: The Company provides end-to-end core, supplemental and intervention curricula to support the needs of U.S. K-12 schools. The Company sells blended digital and print learning solutions directly to school districts across the United States.

•Higher Education: The Company provides students, instructors and institutions with adaptive digital learning solutions and content, and instructional materials. The primary users of the Company's solutions are students enrolled in two- and four-year non-profit colleges and universities, and to a lesser extent, for-profit institutions. The Company sells its Higher Education solutions to well-known online retailers and distribution partners, who subsequently sell to students. The Company also sells direct to student via its proprietary e-commerce platform.

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

The CODM is our CEO. The CODM reviews the segments' separate financial information to assess performance and to allocate resources. The CODM measures and evaluates the reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) from continuing operations plus interest expense (income), net, income tax provision (benefit), depreciation and amortization, restructuring and cost savings implementation charges, the effects of the application of purchase accounting, advisory fees paid to Platinum Equity Advisors, LLC (“Platinum Advisors”), an entity affiliated with Platinum, pursuant to a Corporate Advisory Services Agreement between the Company and Platinum Advisors (the “Advisory Agreement”) (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering), impairment charges, transaction and integration costs, stock-based compensation, (gain) loss on extinguishment of debt and the impact of earnings or charges resulting from matters that the CODM does not consider when assessing the performance of, and allocated resources to, the segments. The CODM uses Adjusted EBITDA to allocate resources to our

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
segments in our annual budgeting and forecasting process and to assess the performance of our segments, primarily by comparing current period results to both prior period and budget on a quarterly basis. The CODM reviews consolidated expense information to manage operations. In addition, our reportable segments are not evaluated using asset information.

For all our reportable segments, other segment items, which is calculated as the difference between segment revenue and segment adjusted EBITDA, primarily consists of cost of sales (excluding depreciation and amortization) and operating and administrative expenses.

The following table sets forth Adjusted EBITDA by segment:

	Three Months Ended June 30,
	2026	2025
Adjusted EBITDA:
K-12	$114,498	$96,393
Higher Education	87,034	77,759
Global Professional	8,691	11,266
International	3,252	7,208
Other	(6,429)	(1,210)
Total Adjusted EBITDA	$207,046	$191,416

The following table provides a reconciliation of total Adjusted EBITDA to Net income (loss):

	Three Months Ended June 30,
	2026	2025
Total Adjusted EBITDA	$207,046	$191,416
Interest (expense) income, net	(45,770)	(58,774)
Income tax benefit (provision)	(10,652)	(36,949)
Depreciation, amortization and product development amortization	(83,476)	(87,854)
Restructuring and cost savings implementation charges	(3,746)	(3,106)
Advisory fees	—	(2,500)
Transaction and Integration costs	—	(100)
Stock-based compensation	(3,884)	—
Other	(1,658)	(1,631)
Net income (loss)	$57,860	$502

The following tables summarize revenue and long-lived assets by geographic region:

	Revenue (1)
	Three Months Ended June 30,
	2026	2025
United States	$504,693	$484,389
International	45,210	51,321
Total	$549,903	$535,710
________________

(1)	Revenues are attributed to a geographic region based on the location of customer.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

	Long-Lived Assets (2)
	As of
	June 30, 2026	March 31, 2026
United States	$747,673	$714,551
International	32,990	33,504
Total	$780,663	$748,055
__________________

(2)	Reflects total assets less current assets, goodwill, intangible assets, investments, deferred financing costs and non-current deferred tax assets.

10. Taxes on Income (Loss)

The following table presents the Company's income tax provision (benefit) and effective tax rate:

	Three Months Ended June 30,
	2026	2025
Effective tax rate	15.5%	98.7%
Income tax provision (benefit)	$10,652	$36,949

At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary pretax income (loss). The tax expense or benefit related to significant, unusual or extraordinary items that will be reported either separately, or net of related tax effect, is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

For the three months ended June 30, 2026, the Company's effective tax rate differed from the statutory rate due to non-deductible employee compensation, withholding taxes, U.S. research and development credit, and the expected decrease in the valuation allowance on domestic deferred tax assets related to the timing of deferred revenue recognition and the enactment of One Big Beautiful Bill Act (“OBBBA”). For the three months ended June 30, 2025, the effective tax rate differed from the statutory rate due to forecasted current tax expense and a valuation allowance recorded against domestic net deferred tax assets.
For the three months ended June 30, 2026 and 2025, a valuation allowance was recorded for certain foreign deferred tax assets due to negative evidence of cumulative book losses.

On May 16, 2025, the Company purchased $52,900 of Internal Revenue Code Section 48 federal tax credits from a third party for cash consideration of $50,299. These tax credits were utilized to offset a portion of the Company’s federal income tax liability for fiscal year ended March 31, 2025. The full amount of the cash consideration paid has been included within “Cash paid/(refunded) for income taxes, net” in the supplemental disclosures to the consolidated statements of cash flows. The difference between the notional value of the tax credits purchased and the cash consideration paid has been reflected as a component of the Company’s income tax provision (benefit) in the consolidated statements of operations.

On July 4, 2025, H.R.1, OBBBA was enacted into law. The OBBBA made changes to the U.S. tax code, including, but not limited to (i) allowing taxpayers to fully deduct domestic research and software development expenditures, providing a catch-up relief provision for taxpayers to accelerate deductions for unamortized domestic research expenditures, (ii) restoring Adjusted Taxable Income by adding back amortization and depreciation to calculate the limitation on interest deductions (effectively returning to EBITDA), and (iii) providing a permanent provision for 100% bonus depreciation deductions for most tangible personal property. The Company evaluated the new tax law and reflected the tax effects in the period of enactment. The acceleration of deductibility of software development, interest, and tangible

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
personal property expenditures is expected to significantly reduce our domestic income tax payable and deferred tax assets for fiscal year ending March 31, 2027. The income tax benefit for the reduction in valuation allowance against the deferred tax assets is considered in the estimated annual effective tax rate resulting for the three months ended June 30, 2026.

11. Stock-Based Compensation

Prior to the Company's initial public offering, the Company granted stock options under the Management Stock Incentive Plan (the “2021 Plan”) to certain key employees. In connection with our initial public offering, our board of directors adopted, and our stockholders approved, the 2025 Stock Incentive Plan (the “2025 Plan”), which became effective upon the completion of such offering and succeeded the 2021 Plan. The 2025 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-stock units (“PSUs”) or other stock-based awards, to employees, directors or consultants of the Company and its subsidiaries. While certain stock options granted under the Company’s 2021 Plan remain outstanding, all stock-based awards made at the time of or following our initial public offering were made pursuant to our 2025 Plan. Additional information regarding the Company's stock-based compensation arrangements is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Stock-Based Compensation Expense

Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended June 30,
	2026	2025
2021 Plan Stock Options	$691	$—
2025 Plan Stock Options	160	—
Restricted Stock Units	2,660	—
Performance Stock Units	373	—
Total stock-based compensation expense	$3,884	$—

Unrecognized Compensation Expense

As of June 30, 2026, total unrecognized compensation cost related to all unvested stock-based compensation awards was as follows:

	2021 Plan Stock Options	2025 Plan Stock Options	RSUs	PSUs
Unrecognized compensation costs	$2,647	$1,173	$13,757	$4,704
Weighted-average period over which cost is expected to be recognized (in years)	0.39	2.92	2.66	3.11

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
12. Accumulated Other Comprehensive Income (Loss)

The following tables summarize the activity in accumulated other comprehensive loss, by component for the periods indicated:

	Foreign currency translation adjustment, net of tax	Total
Balance as of March 31, 2025	$(2,426)	$(2,426)
Other comprehensive income (loss) before reclassifications	2,515	2,515
Balance as of June 30, 2025	$89	$89

	Foreign currency translation adjustment, net of tax	Total
Balance as of March 31, 2026	$(2,515)	$(2,515)
Other comprehensive income (loss) before reclassifications	(1,399)	(1,399)
Balance as of June 30, 2026	$(3,914)	$(3,914)

13. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,
	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$57,860	$502
Denominator:
Basic weighted-average number of shares outstanding	191,247,605	166,611,519
Effect of dilutive potential common shares	60,410	—
Dilutive weighted-average number of shares outstanding	191,308,015	166,611,519

Earnings (loss) per share attributable to common stockholders:
Basic earnings (loss) per share	$0.30	$0.00
Diluted earnings (loss) per share	$0.30	$0.00

Diluted earnings (loss) per share for the three months ended June 30, 2026 excludes 5,235,113 of potential common shares because the effect would be anti-dilutive. There were no potentially dilutive common shares outstanding for the three months ended June 30, 2025.

The following table summarizes the Company's outstanding Common Stock equivalents that were excluded from the computation of diluted earnings (loss) per share on the basis that they represent contingently issuable shares that were not issuable as of the end of the reporting period:

	Three Months Ended June 30,
	2026	2025
Stock-based awards	5,000,074	8,611,063

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
14. Management Fee

Platinum Advisory Fee Agreement

The Company received certain corporate and advisory services from Platinum Advisors pursuant to the Advisory Agreement. The Company agreed to pay Platinum Advisors a non-refundable annual management fee of $10,000 and to reimburse Platinum Advisors for its out-of-pocket costs and expenses incurred in connection with its services under the Advisory Agreement. On July 25, 2025, the Advisory Agreement was terminated in connection with the consummation of our initial public offering. There were no fees or reimbursed expenses incurred under the Advisory Agreement during the three months ended June 30, 2026. As of June 30, 2026 and March 31, 2026, the amount payable pursuant to the Advisory Agreement was $0.

15. Commitments and Contingencies

Legal Matters

On August 12, 2025, the State of Florida filed a complaint in the Circuit Court for the Second Judicial Circuit in Leon County, Florida against McGraw Hill, LLC and Savvas Learning Company, LLC, alleging that defendants violated the Florida False Claims Act by purportedly charging certain Florida school districts the full published price for instructional materials while offering the same instructional materials at lower prices and/or for free to others and not extending those pricing advantages to all purchasing Florida school districts during the adoption period (the “Florida Complaint”). The Florida Complaint further alleges that by purportedly disregarding Florida’s most-favored-nation pricing and mandatory free materials requirements, the defendants overcharged certain Florida school districts and withheld price reductions they were legally required to provide. On August 11, 2025, the Circuit Court for the Second Judicial Circuit in Leon County, Florida unsealed a qui tam complaint (the “Florida Qui Tam Complaint”), which had remained under seal pursuant to Florida law from its filing in May 2022 until the State of Florida intervened in the Florida Qui Tam suit. Prior to August 12, 2025, the Company had no knowledge of the Florida Qui Tam Complaint. The Florida Qui Tam Complaint alleges similar claims against McGraw Hill, LLC and Savvas Learning Company, LLC as those advanced in the Florida Complaint. The Florida Complaint and the Florida Qui Tam Complaint seek treble damages arising from each alleged violation, civil penalties, and attorneys’ fees and costs. The Relator in the Florida Qui Tam Complaint is solely entitled to a portion of any recovery made by the State of Florida in the litigation, in addition to reasonable attorneys’ fees, expenses and costs. The Company believes that the Florida Complaint and the Florida Qui Tam Complaint are subject to legal challenge on multiple factual and legal grounds and, on October 13, 2025, with Savvas Learning, filed a joint Motion to Dismiss the Florida Complaint, after which the Company and the State of Florida submitted to the Court Memoranda of Law in support of their positions. Oral argument on the Motion to Dismiss occurred in Tallahassee in February 2026. On April 10, 2026, the Circuit Court for the Second Judicial Circuit granted the Motion to Dismiss the Florida Complaint, dismissing the State of Florida’s complaint in its entirety. On June 15, 2026, the State of Florida filed a notice with the First District Court of Appeal indicating that it intends to appeal the lower court’s ruling. The outcome of the appeal is uncertain, and the Company is not able to predict or reasonably estimate the amount of any loss that may result if such appeal proceeds and is successful and the matter proceeds to trial.

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

In January 2021, and February 2021, two purported class actions were filed against McGraw-Hill Education, Inc. in the Southern District of New York, alleging that our refined methodology for calculating royalties breaches the terms of our author agreements and breaches McGraw-Hill Education, Inc.’s implied covenant of good faith and fair dealing. The plaintiffs subsequently consolidated their claims in a single complaint. In May 2021, McGraw-Hill Education, Inc. filed a Motion to Dismiss the complaint in its entirety. In January 2022, the Court granted the motion to dismiss the plaintiffs’ breach of contract claim but denied McGraw-Hill Education, Inc.’s Motion to Dismiss the breach of implied covenant claim. In September 2022, the plaintiffs voluntarily dismissed their breach of implied covenant claim and in October 2022, filed an appeal on the Court’s granting of McGraw-Hill Education, Inc.’s Motion to Dismiss their breach of contract claim with the U.S. Court of Appeals for the Second Circuit. In November 2024, the Second Circuit remanded the case to the District Court for further adjudication on one element of the breach of contract claim. The issue of class certification remains open. Discovery in the District Court proceeding has concluded. The parties participated in mediation in early November 2025 to discuss the possibility of a mutually agreed settlement and did not reach a settlement. The Company filed a Motion for Summary Judgment with the District Court in January 2026, the plaintiffs filed their reply in February 2026, and the Company filed its response in March 2026. The Company now awaits the District Court's ruling. The Company is currently unable to predict the outcome of this litigation or reasonably estimate the amount of any loss that may result from the litigation and will continue to assess these conclusions as the litigation progresses.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended March 31, 2026 included in our Annual Report. This discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in the Annual Report and elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Company Overview

McGraw Hill is a leading global provider of education solutions for K-12, higher education and professional learning markets with over 100 million active curriculum licenses, 190 terabytes of proprietary educational data, and approximately 25.6 billion learning interactions across its platforms. Based on available industry data and management's knowledge of the competitive landscape, we are one of the largest education companies worldwide based on paid subscribers and users. We are helping shape the education industry by providing access to effective learning experiences that improve outcomes and opportunities for all. McGraw Hill operates at the intersection of proprietary content, software and data, using artificial intelligence to deliver personalized learning experiences at global scale, driving positive outcomes throughout the entire learning lifecycle. For more than 137 years, McGraw Hill has built one of the world's most recognized education brands. Demand for personalized content, delivered via intuitive digital solutions, is reshaping the industry as educators continue to leverage technology, including generative AI, to meet students where they are in their learning journey.

The business is comprised of the following four reportable segments:

•K-12: The Company provides end-to-end core, supplemental and intervention curricula to support the needs of U.S. K-12 schools. The Company sells blended digital and print learning solutions directly to school districts across the United States.

•Higher Education: The Company provides students, instructors and institutions with adaptive digital learning solutions and content, and instructional materials. The primary users of the Company's solutions are students enrolled in two- and four-year non-profit colleges and universities, and to a lesser extent, for-profit institutions. The Company sells its Higher Education solutions to well-known online retailers and distribution partners, who subsequently sell to students. The Company also sells direct to student via its proprietary e-commerce platform.

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

For the three months ended June 30, 2026 and 2025, we generated revenue of $549.9 million and $535.7 million, respectively, and a net income (loss) of $57.9 million and $0.5 million, respectively. For the three months ended June 30, 2026 and 2025, we generated Adjusted EBITDA of $207.0 million and $191.4 million, respectively. See “—Key Operating Metrics” and “—Non-GAAP Financial Measures.”

Key Operating Metrics

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Re-occurring Revenue and Transactional Revenue

Re-occurring Revenue represents revenue from offerings that are generally sold as digital subscriptions and multi-year print products. Revenue from digital subscriptions, which are paid for at the time of sale or shortly thereafter, is recognized ratably over the term of the subscription period as the performance obligation is satisfied. For multi-year print products (e.g., workbooks), which are paid for at the beginning of the contract period, each academic year represents a distinct performance obligation. Revenue is recognized upon delivery to the customer for each respective academic year. Re-occurring Revenue serves as a key operating metric used by management as it offers valuable insight into the subscription-based nature of our business. For the three months ended June 30, 2026 and 2025, Re-occurring Revenue represented approximately 77% and 72% of total revenue, respectively.

Transactional Revenue includes revenue from both print and digital offerings. Revenue from print offerings is recognized at the point of shipment and revenue from digital offerings are recognized at the time of delivery. In addition, revenues for amounts billed to customers in a sales transaction for shipping and handling are included in Transactional Revenue. For the three months ended June 30, 2026 and 2025, Transactional Revenue represented approximately 23% and 28% of total revenue, respectively.

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

Re-occurring Revenue and Transactional Revenue for the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026			2025
($ in thousands)	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$196,595	$77,809	$274,404	$183,641	$87,290	$270,931
Higher Education	182,102	17,734	199,836	159,552	22,827	182,379
Global Professional	25,140	9,675	34,815	23,657	11,502	35,159
International	21,727	23,503	45,230	20,764	30,700	51,464
Other	—	(4,382)	(4,382)	—	(4,223)	(4,223)
Total Revenue	$425,564	$124,339	$549,903	$387,614	$148,096	$535,710

NDR as of March 31, 2026, 2025 and 2024

	Year Ended March 31,
	2026	2025	2024
NDR
Higher Education	114%	110%	110%
Global Professional	101%	105%	103%

RPO as of June 30, 2026 and as of March 31, 2026

	June 30, 2026			March 31, 2026
($ in thousands)	Current	Non-current	Total	Current	Non-current	Total
RPO by Segment:
K-12	$477,491	$733,155	$1,210,646	$477,183	$772,190	$1,249,373
Higher Education	169,906	47,029	216,935	268,649	53,350	321,999
Global Professional	62,058	6,619	68,677	58,186	7,791	65,977
International	20,465	2,427	22,892	30,394	2,670	33,064
Other	3,006	—	3,006	945	—	945
Total RPO	$732,926	$789,230	$1,522,156	$835,357	$836,001	$1,671,358

Results of Operations
The following tables set forth certain consolidated financial information for the three months ended June 30, 2026 and 2025. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Consolidated Operating Results for the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Revenue	$549,903	$535,710	$14,193	2.6%
Cost of sales (excluding depreciation and amortization)	110,704	123,384	(12,680)	(10.3)%
Gross profit	439,199	412,326	26,873	6.5%
Operating expenses
Operating and administrative expenses	255,069	241,549	13,520	5.6%
Depreciation	16,348	17,187	(839)	(4.9)%
Amortization of intangibles	53,500	57,365	(3,865)	(6.7)%
Total operating expenses	324,917	316,101	8,816	2.8%
Operating income (loss)	114,282	96,225	18,057	18.8%
Interest expense (income), net	45,770	58,774	(13,004)	(22.1)%
Income (loss) from operations before taxes	68,512	37,451	31,061	82.9%
Income tax provision (benefit)	10,652	36,949	(26,297)	(71.2)%
Net income (loss)	$57,860	$502	$57,358	n/m

Revenue

	Three Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Revenue by Segment:
K-12	$274,404	$270,931	$3,473	1.3%
Higher Education	199,836	182,379	17,457	9.6%
Global Professional	34,815	35,159	(344)	(1.0)%
International	45,230	51,464	(6,234)	(12.1)%
Other (2)	(4,382)	(4,223)	(159)	3.8%
Total Revenue	$549,903	$535,710	$14,193	2.6%

Revenue for the three months ended June 30, 2026 and 2025 was $549.9 million and $535.7 million, respectively, representing an increase of $14.2 million, or 2.6%. The increase was driven by the segment factors described below.

K-12

K-12 revenue for the three months ended June 30, 2026 and 2025 was $274.4 million and $270.9 million, respectively, representing an increase of $3.5 million, or 1.3%. The increase was primarily attributable to higher Re-occurring Revenue of approximately $13.0 million, primarily due to the timing of deferred revenue recognition associated with prior year sales in the California, Florida and Texas markets. This was partially offset by lower Transactional Revenue of approximately $9.5 million, primarily due to lower than target market share capture in current period market opportunities in California and Texas, partially offset by strong performance in Florida and open territories across multiple markets.

Higher Education

Higher Education revenue for the three months ended June 30, 2026 and 2025 was $199.8 million and $182.4 million, respectively, representing an increase of $17.5 million, or 9.6%. The increase was primarily due to:

•higher Re-occurring Revenue of approximately $22.6 million, driven by the timing of deferred revenue recognition associated with the increased adoption of digital products, including growth in Inclusive Access sales, market share gains, favorable pricing and growth in U.S. enrollments, partially offset by

•lower Transactional Revenue of approximately $5.1 million, primarily due to lower product returns in the prior year.

Global Professional

Global Professional revenue for the three months ended June 30, 2026 and 2025 was $34.8 million and $35.2 million, respectively, representing a decrease of $0.3 million, or 1.0%. The decrease was primarily due to lower Transactional Revenue of approximately $1.8 million, driven by the continued execution of the strategic initiative to sunset non-core print titles. This was partially offset by an increase in Re-occurring Revenue of approximately $1.5 million, primarily attributable to the timing of deferred revenue recognition related to growth in digital subscriptions for our core products sold in the prior year.

International

International revenue for the three months ended June 30, 2026 and 2025 was $45.2 million and $51.5 million, respectively, representing a decrease of $6.2 million, or 12.1%. The decrease was primarily driven by lower higher education enrollments in Canada, the timing of K-12 sales in Spain and delays in customer shipments in the Middle East, which shifted the timing of revenue recognition into the second quarter of fiscal year 2027.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales (excluding depreciation and amortization) for the three months ended June 30, 2026 and 2025 was $110.7 million and $123.4 million, respectively, representing a decrease of $12.7 million, or 10.3%. The decrease was primarily due to:

•lower manufacturing and royalty costs of approximately $15.5 million, due to lower Transactional Revenue from print offerings in the K-12 and International segments, partially offset by

•higher royalty costs of approximately $2.8 million, primarily driven by the timing of deferred royalty cost recognition within Higher Education, resulting from the growth in Re-occurring Revenue.

Operating and Administrative Expenses

Operating and administrative expenses for the three months ended June 30, 2026 and 2025 was $255.1 million and $241.5 million, respectively, representing an increase of $13.5 million, or 5.6%. The increase was primarily due to:

•higher salaries and wages of approximately $9.3 million, primarily due to an annual merit-based compensation increase and growth in headcount;

•higher stock-based compensation expense of approximately $3.9 million, reflecting the commencement of stock-based compensation expense recognition following the consummation of our initial public offering on July 25, 2025;

•higher annual incentive compensation expense of approximately $2.0 million, primarily driven by the growth in headcount and higher salaries and wages;

•higher selling and marketing expense of approximately $1.0 million, driven by higher sales force sales commission associated with revenue growth in our Higher Education segment, partially offset by lower depository sales commission due to state sales product mix in the K-12 segment;

•higher promotional sample expense of approximately $1.0 million, incurred in advance of K-12 market opportunities in fiscal year 2027; and

•higher operating expenses of approximately $8.2 million, primarily driven by increased marketing and sales costs to support revenue growth, higher compliance-related costs associated with operating as a public company, increased third-party software usage to support ongoing technology initiatives and higher restructuring costs related to cost optimization initiatives, partially offset by

•a gain of approximately $7.5 million, resulting from the sale of intellectual property to a third-party;

•lower advisory fees of approximately $2.5 million, reflecting the termination of the Advisory Agreement with Platinum Advisors following the consummation of our initial public offering; and

•lower professional fees of approximately $1.9 million, primarily due to the decrease in non-recurring transaction related costs associated with our initial public offering.

Depreciation and Amortization of Intangibles

Depreciation and amortization expenses for the three months ended June 30, 2026 and 2025 were $69.8 million and $74.6 million, respectively, representing a decrease of $4.7 million, or 6.3%. The decrease was driven primarily by lower amortization expense related to the use of an accelerated method of amortization for our content intangible assets, as well as lower amortization expense related to certain cloud computing arrangements that became fully amortized during the prior fiscal year.

Interest Expense (Income), Net

Interest expense (income), net, for the three months ended June 30, 2026 and 2025 was $45.8 million and $58.8 million, respectively, representing a decrease of $13.0 million, or 22.1%. The decrease was primarily attributable to lower total debt outstanding following (i) the repayment of $385.7 million of borrowings under the A&E Term Loan Facility using net proceeds from our initial public offering on July 25, 2025, (ii) the repayment of an additional $206.7 million of borrowings under the A&E Term Loan Facility during the second half of fiscal year 2026, and (iii) the repayment of $40.0 million aggregate principal amount of the 2022 Unsecured Notes during the fourth quarter of fiscal year 2026. The decrease also reflects lower interest rates on the A&E Term Loan Facility following the repricing transactions (as defined in the Cash Flow Credit Agreement), which closed on February 6, 2025 and September 8, 2025, reducing the applicable Term SOFR margin by 75 basis points and 50 basis points, respectively.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the three months ended June 30, 2026 and 2025 was $10.7 million and $36.9 million, respectively, and the effective tax rate was 15.5% and 98.7%, respectively. For the three months ended June 30, 2026, the effective tax rate differed from the statutory rate due to non-deductible employee compensation, withholding taxes, U.S. research and development credit and the expected decrease in the valuation allowance on domestic deferred tax assets related to the timing of deferred revenue recognition and the enactment of the One Big Beautiful Bill Act ("OBBBA"). The OBBBA's acceleration of the deductibility of software development, interest, and tangible personal property expenditures is expected to significantly reduce our domestic income tax liability for the fiscal year ending March 31, 2027.

For the three months ended June 30, 2025, the effective tax rate differed from the statutory rate due to forecasted current tax expense and a valuation allowance recorded against domestic net deferred tax assets.

Adjusted EBITDA by Segment for the Three Months Ended June 30, 2026 and 2025

Adjusted EBITDA by segment is determined and presented in accordance with Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Adjusted EBITDA by segment is a measure used by our chief operating decision maker to assess the performance of our segments. We exclude from Adjusted EBITDA by segment: interest expense (income), net, income tax provision (benefit), depreciation, amortization and pre-publication amortization and certain transactions or adjustments that our chief operating decision maker does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. In addition, Adjusted EBITDA by segment is calculated in a manner consistent with the definition and meaning of our Adjusted EBITDA Non-GAAP measure, see “—Non-GAAP Financial Measures—EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin.”

	Three Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Adjusted EBITDA:
K-12	$114,498	$96,393	$18,105	18.8%
Higher Education	87,034	77,759	9,275	11.9%
Global Professional	8,691	11,266	(2,575)	(22.9)%
International	3,252	7,208	(3,956)	(54.9)%
Other	(6,429)	(1,210)	(5,219)	431.3%

K-12

K-12 Adjusted EBITDA for the three months ended June 30, 2026 and 2025 was $114.5 million and $96.4 million, respectively, representing an increase of $18.1 million, or 18.8%. The increase was primarily due to:

•a gain of approximately $7.5 million, resulting from the sale of intellectual property to a third-party;

•lower selling and marketing expense, primarily driven by lower depository sales commission of approximately $4.4 million, due to state sales product mix;

•lower cost of sales of approximately $3.7 million, primarily driven by lower manufacturing and royalty costs associated with the decrease in Transactional Revenue from print offerings; and

•an increase in revenue of approximately $3.5 million as discussed under “—Consolidated Operating Results for the Three Months Ended June 30, 2026 and 2025—K-12”, partially offset by

•higher promotional sample expense of approximately $1.0 million, incurred in advance of market opportunities in fiscal year 2027.

Higher Education

Higher Education Adjusted EBITDA for the three months ended June 30, 2026 and 2025 was $87.0 million and $77.8 million, respectively, representing an increase of $9.3 million, or 11.9%. The increase was primarily due to:

•an increase in revenue of $17.5 million as discussed under “—Consolidated Operating Results for the Three Months Ended June 30, 2026 and 2025—Higher Education”, partially offset by

•higher selling and marketing expense, primarily driven by increased sales force sales commission of approximately $5.9 million, associated with revenue growth; and

•higher cost of sales of approximately $1.8 million, primarily driven by increased royalty costs associated with revenue growth, partially offset by lower manufacturing and other direct fulfillment costs due to increased adoption of digital products; and

•higher salaries and wages of approximately $1.0 million, primarily due to an annual merit-based compensation increase and growth in headcount.

Global Professional

Global Professional Adjusted EBITDA for the three months ended June 30, 2026 and 2025 was $8.7 million and $11.3 million, respectively, representing a decrease of $2.6 million or 22.9%. The decrease was primarily due to

•higher travel and other expenses of approximately $1.4 million, primarily driven by increased marketing and sales costs to support go-to-market initiatives;
•higher salaries and wages of approximately $0.6 million, primarily due to an annual merit-based compensation increase; and

•a decrease in revenue of $0.3 million as discussed under “—Consolidated Operating Results for the Three Months Ended June 30, 2026 and 2025—Global Professional”.

International

International Adjusted EBITDA for the three months ended June 30, 2026 and 2025 was $3.3 million and $7.2 million, respectively, representing a decrease of $4.0 million, or 54.9%. The decrease was primarily due to:

•a decrease in revenue of $6.2 million as discussed under “—Consolidated Operating Results for the Three Months Ended June 30, 2026 and 2025—International”, partially offset by

•lower cost of sales of approximately $2.2 million, primarily driven by lower manufacturing and royalty costs associated with changes in product sales mix and lower Transactional Revenue from print offerings.

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

The tables below provide reconciliations of each of the non-GAAP financial measures to the most directly comparable GAAP financial measure on a consolidated basis for the three months ended June 30, 2026 and 2025.

Reconciliations of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended June 30,
($ in thousands)	2026	2025
Net income (loss)	$57,860	$502
Interest expense (income), net	45,770	58,774
Income tax provision (benefit)	10,652	36,949
Depreciation, amortization and product development amortization	83,476	87,854
EBITDA	$197,758	$184,079
Restructuring and cost savings implementation charges (a)	3,746	3,106
Advisory fees (b)	—	2,500
Transaction and integration costs (c)	—	100
Stock-based compensation (d)	3,884	—
Other (e)	1,658	1,631
Adjusted EBITDA (f)	$207,046	$191,416

Total Revenue	$549,903	$535,710
Net income (loss) margin	10.5%	0.1%
Adjusted EBITDA Margin	37.7%	35.7%
__________________
(a) Represents severance and other expenses associated with headcount reductions and other cost savings initiated as part of our formal restructuring initiatives.
(b) For the three months ended June 30, 2025, represents the pro rata portion of the annual $10.0 million of advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering).
(c) This primarily represents transaction and integration costs associated with acquisitions.
(d) Represents stock-based compensation expense related to awards granted to our employees, directors and consultants under the Company's long-term incentive plans.
(e) For the three months ended June 30, 2026 and 2025, this amount represents (i) foreign currency exchange transaction impact of $(0.7) million and $(1.9) million, respectively, (ii) non-recurring expenses related to strategic initiatives, including marketing, consulting, and non-operational costs associated with the market introduction of a new product launch of $2.6 million and $0.8 million, respectively, (iii) reimbursements of expenses paid to Platinum Advisors incurred in connection with its services under the Advisory Agreement (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering) of nil and $0.1 million, respectively, (iv) non-recurring transaction-related costs associated with the initial public offering that were expensed as incurred of nil and $1.9 million, respectively, and (v) the impact of additional insignificant earnings or charges resulting from matters that we do not consider indicative of our ongoing operations of $(0.3) million and $0.7 million, respectively, that are primarily related to individually insignificant miscellaneous items, including asset dispositions, third party consulting and advisory fees associated with system and process rationalization initiatives, as well as certain additional payments related to incremental insurance premiums and policies as a result of the Platinum acquisition that did not renew after the consummation of our initial public offering.
(f) The purchase accounting, impairment charges and (gain) loss on extinguishment of debt adjustments included in the definition of Adjusted EBITDA are not presented in the table above, as there were no such charges recognized during the three months ended June 30, 2026 and 2025.

Reconciliations of Adjusted net income (loss) and Adjusted basic and diluted earnings (loss) per share

	Three Months Ended June 30,
($ in thousands)	2026	2025
Net income (loss)	$57,860	$502
Amortization of intangible assets (1)	53,341	57,168
Restructuring and cost savings implementation charges (2)	3,746	3,106
Advisory fees (2)	—	2,500
Transaction and integration costs (2)	—	100
Stock-based compensation (2)	3,884	—
Other (2)	1,658	1,631
Tax impact of adjustments (3)	(7,736)	(64,715)
Adjusted net income (loss)	$112,753	$292

Basic earnings (loss) per share	$0.30	$0.00
Diluted earnings (loss) per share	$0.30	$0.00
Adjusted basic earnings (loss) per share	$0.59	$0.00
Adjusted diluted earnings (loss) per share	$0.59	$0.00
Basic weighted-average shares outstanding	191,247,605	166,611,519
Diluted Weighted-average shares outstanding	191,308,015	166,611,519
_____________
(1)Represents amortization of definite-lived acquired intangible assets.
(2)Represents the same adjustments used in calculating EBITDA and Adjusted EBITDA.
(3)Represents the tax impact of the adjustments, which are pre-tax, based upon the estimated annual effective income tax rate.

Reconciliations of Non-GAAP operating and administrative expenses:

	Three Months Ended June 30,
($ in thousands)	2026	2025
Operating and administrative expenses	$255,069	$241,549
Restructuring and cost savings implementation charges	(3,746)	(3,106)
Advisory fees	—	(2,500)
Transaction and integration costs	—	(100)
Amortization of product development costs	(13,628)	(13,302)
Stock-based compensation	(3,884)	—
Other	(1,658)	(1,631)
Adjusted operating and administrative expenses (1)	$232,153	$220,910

Selling and marketing	$94,784	$87,397
Stock-based compensation	(225)	—
Other	(1,886)	(417)
Adjusted selling and marketing expenses (1)	$92,673	$86,980

General and administrative	$86,812	$75,392
Restructuring and cost savings implementation charges	(3,746)	(3,106)
Advisory fees	—	(2,500)
Transaction and integration costs	—	(100)
Stock-based compensation	(3,069)	—
Other	786	(906)
Adjusted general and administrative expenses (1)	$80,783	$68,780

Research and development	$59,845	$65,458
Stock-based compensation	(590)	—
Other	(558)	(308)
Adjusted research and development expenses (1)	$58,697	$65,150
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

Quarterly Results of Operations

The following tables set forth certain historical consolidated financial information for each of the quarters in the two-year period ended June 30, 2026. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	March 31, 2025			March 31, 2026				March 31, 2027
($ in thousands; unaudited)	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026	Third Quarter 2026	Fourth Quarter 2026	First Quarter 2027
Revenue	$688,590	$416,493	$473,262	$535,710	$669,187	$434,162	$463,722	$549,903
Cost of sales (excluding depreciation and amortization)	153,358	65,253	78,393	123,384	139,077	63,844	74,834	110,704
Gross profit	535,232	351,240	394,869	412,326	530,110	370,318	388,888	439,199
Operating expenses
Operating and administrative expenses	277,595	250,095	292,535	241,549	299,477	257,201	282,023	255,069
Depreciation	18,307	17,707	16,240	17,187	17,723	27,308	19,767	16,348
Amortization of intangibles	60,234	59,279	58,322	57,365	56,385	55,417	54,460	53,500
Impairment charge	—	—	—	—	—	—	39,000	—
Total operating expenses	356,136	327,081	367,097	316,101	373,585	339,926	395,250	324,917
Operating income (loss)	179,096	24,159	27,772	96,225	156,525	30,392	(6,362)	114,282
Interest expense (income), net	80,146	68,877	63,547	58,774	55,940	47,358	45,154	45,770
(Gain) loss on extinguishment of debt	2,719	—	—	—	16,361	8,183	1,222	—
Income (loss) from operations before taxes	96,231	(44,718)	(35,775)	37,451	84,224	(25,149)	(52,738)	68,512
Income tax provision (benefit)	(37,172)	8,210	121,092	36,949	(21,060)	(4,950)	(2,471)	10,652
Net income (loss)	$133,403	$(52,928)	$(156,867)	$502	$105,284	$(20,199)	$(50,267)	$57,860

	March 31, 2025			March 31, 2026				March 31, 2027
($ in thousands; unaudited)	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026	Third Quarter 2026	Fourth Quarter 2026	First Quarter 2027
Digital Revenue by Segment:
K-12	$120,922	$107,976	$102,030	$108,597	$118,636	$103,513	$98,898	$113,919
Higher Education	157,294	162,717	249,100	168,826	186,169	203,104	241,799	190,146
Global Professional	25,251	26,398	26,254	25,272	26,022	28,249	27,577	26,713
International	23,975	30,561	23,624	22,353	21,372	28,819	24,442	22,755
Other	—	—	—	—	—	—	—	—

Print Revenue by Segment:
K-12	$283,723	$42,206	$38,800	$162,334	$240,511	$24,676	$27,315	$160,485
Higher Education	29,596	19,043	5,014	13,553	26,793	22,259	16,451	9,690
Global Professional	15,163	9,133	12,102	9,887	13,786	7,990	11,293	8,102
International	31,202	14,328	19,401	29,111	28,973	15,242	16,373	22,475
Other	1,464	4,131	(3,063)	(4,223)	6,925	310	(426)	(4,382)

Total Revenue	$688,590	$416,493	$473,262	$535,710	$669,187	$434,162	$463,722	$549,903

	March 31, 2025			March 31, 2026				March 31, 2027
($ in thousands; unaudited)	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2025	Second Quarter 2026	Third Quarter 2026	Fourth Quarter 2026	First Quarter 2027
Adjusted EBITDA by Segment:
K-12	$185,767	$25,941	$2,418	$96,393	$171,953	$10,462	$6,156	$114,498
Higher Education	78,848	80,847	118,047	77,759	89,028	107,780	115,259	87,034
Global Professional	12,948	10,172	11,823	11,266	11,504	11,024	11,803	8,691
International	11,237	6,436	5,185	7,208	7,381	4,082	3,240	3,252
Other	1,537	2,812	(5,822)	(1,210)	6,540	2,519	(5,883)	(6,429)

Liquidity and Capital Resources

($ in thousands)	June 30, 2026	March 31, 2026
Cash and cash equivalents	$193,637	$253,519
Current portion of long-term debt	13,170	13,170
Long-term debt	2,561,270	2,560,698
Finance lease obligations	15,876	16,063

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

Debt

A&E Cash Flow Credit Facilities

McGraw-Hill Education, Inc. and certain subsidiaries entered into a credit agreement dated July 30, 2021 (as amended from time to time, the “Cash Flow Credit Agreement”), which provides for (i) a term loan facility that matures on August 6, 2031 (the “A&E Term Loan Facility”) and (ii) a revolving credit facility, which consists of $111.3 million of capacity maturing on August 6, 2029 (the “A&E Cash Flow Revolving Facility”) and $38.7 million of capacity that matures on July 30, 2026 (the “Non-Extended Cash

Flow Revolver Facility”). There were no amendments to the Cash Flow Credit Agreement during the three months ended June 30, 2026.

As of June 30, 2026, the aggregate principal amount outstanding and fair value of the A&E Term Loan Facility was $551.5 million and $553.6 million, respectively, with a remaining contractual life of approximately 5.2 years. As of June 30, 2026, the interest rate for the A&E Term Loan Facility was 6.394% per annum.

As of June 30, 2026, the amount available under the A&E Cash Flow Revolving Facility and the Non-Extended Cash Flow Revolver Facility was $111.3 million and $38.7 million, respectively, and there were no outstanding borrowings under either facility.

As of June 30, 2026, we were in compliance with all covenants or other requirements in the Cash Flow Credit Agreement.

A&E ABL Revolving Credit Facilities

McGraw-Hill Education, Inc. and certain subsidiaries entered into a revolving credit agreement dated July 30, 2021 (as amended from time to time, the “ABL Revolving Credit Agreement”) which provides for (i) a U.S. revolving credit facility of $265.0 million and (ii) a non-U.S. revolving credit facility of $35.0 million (together, the “A&E ABL Revolving Credit Facilities”). The A&E ABL Revolving Credit Facilities will mature on August 6, 2029 and are not subject to amortization. There were no amendments to the ABL Revolving Credit Agreement entered into during the three months ended June 30, 2026.

As of June 30, 2026, the amount available under the A&E ABL Revolving Credit Facilities was $300.0 million, subject to borrowing base capacity pursuant to the terms of the ABL Revolving Credit Agreement. Availability under the A&E ABL Revolving Credit Facilities excludes amounts outstanding for letters of credit in the amount of $5.4 million.

As of June 30, 2026, we were in compliance with all covenants or other requirements in the ABL Revolving Credit Agreement.

2024 Secured Notes

On August 6, 2024, we completed the issuance of $650.0 million aggregate principal amount of new 7.375% senior secured notes due 2031 (the “2024 Secured Notes”).

As of June 30, 2026, the aggregate principal amount outstanding and fair value of the 2024 Secured Notes was approximately $650.0 million and $658.9 million, respectively, with a remaining contractual life of approximately 5.2 years.

As of June 30, 2026, we were in compliance with all covenants or other requirements in the indentures governing the 2024 Secured Notes.

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

As of June 30, 2026, the aggregate principal amount outstanding and fair value of the 2022 Secured Notes was approximately $828.5 million and $823.3 million, respectively, with a remaining contractual life of approximately 2.1 years.

As of June 30, 2026, the aggregate principal amount outstanding and fair value of the 2022 Unsecured Notes was approximately $599.0 million and $599.0 million, respectively, with a remaining contractual life of approximately 3.1 years.

As of June 30, 2026, we were in compliance with all covenants or other requirements in the Indentures governing the 2022 Notes.

Share Repurchase Plan

On June 2, 2026, our board of directors approved a share repurchase plan whereby, from time to time, the Company may repurchase up to $50 million of the Company’s Common Stock.

Cash Flows

Cash flows from operating, investing and financing activities are presented in the following table:

	Three Months Ended June 30,
($ in thousands)	2026	2025
Statement of Cash Flow Data
Cash flows provided by (used for):
Operating activities	$601	$(96,652)
Investing activities	(58,289)	(39,071)
Financing activities	(3,150)	(7,384)

Operating Activities

Cash flows provided by (used for) operating activities for the three months ended June 30, 2026 and 2025 was $0.6 million and $(96.7) million, respectively. The variance was primarily driven by an increase in net income (loss) of $61.1 million, net of non-cash flow items, and an increase in the net change in operating assets and liabilities of $36.1 million. The net change in operating assets and liabilities was primarily due to (i) a smaller increase in accounts receivable compared to the prior period, primarily driven by lower K-12 sales in the current period; (ii) an increase in other current liabilities compared to the prior year, driven by the timing of accruals and payments of taxes; and (iii) a smaller decrease in accounts payable and accrued expenses, primarily due to higher payments for annual incentive compensation in the prior period. This was partially offset by a decrease in deferred revenue, driven by higher K-12 sales in the prior period related to market opportunities in California, Texas and Florida, which resulted in a greater deferred revenue growth compared to the current period.

Investing Activities

Cash flows used for investing activities for the three months ended June 30, 2026 and 2025 was $58.3 million and $39.1 million, respectively. The variance was primarily driven by the increase in our product development expenditures and capital expenditures of $11.6 million and $7.6 million, respectively, as we continue to invest in our content and platforms.

Financing Activities

Cash flows used for financing activities for the three months ended June 30, 2026 and 2025 was $3.2 million and $7.4 million, respectively. The variance was primarily driven by cash proceeds received from the exercise of vested stock options during the current period and the absence of non-recurring initial public offering transaction costs incurred in the prior period.

Capital Expenditures and Product Development Expenditures

    Part of our plan for growth and stability includes disciplined capital expenditures and product development expenditures.

An important component of our cash flow generation is our product development efficiency. We have been focused on optimizing our product development expenditures to generate content that can be leveraged across our full range of products, maximizing long-term return on investment. Product development expenditures, principally external preparation costs, are amortized from the fiscal year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs. In evaluating recoverability, we consider our current assessment of the marketplace, industry trends and the projected success of programs. Our product development expenditures were $34.4 million and $22.8 million for the three months ended June 30, 2026 and 2025, respectively.

Capital expenditures include purchases of property, plant and equipment and capitalized technology costs that meet certain internal and external criteria. Our capital expenditures were $23.9 million and $16.3 million for the three months ended June 30, 2026 and 2025, respectively.

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

Critical Accounting Estimates

The preparation of our unaudited consolidated financial statements in conformity with GAAP requires us to make estimates or assumptions that affect amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, revenue recognition, sales returns, the determination of the fair value of acquired assets and liabilities assumed in acquisitions, accounting for the impairment of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, stock-based compensation, valuation of common stock and income taxes. We base our estimates on current facts, historical experience and various other assumptions that we believe to be reasonable and prudent under the circumstances. Actual results may differ materially from these estimates.

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from foreign currency exchange rates and interest rates, which could affect our operating results, financial position and cash flows. We manage these risks through our regular operating activities and, when deemed appropriate, through the use of derivative financial instruments in accordance with our policies. We do not enter into derivative financial instruments for speculative or trading purposes. As of June 30, 2026, there have been no material changes to the Company's market risk exposures as described in our Annual Report.

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

Interest Rate Risk

A&E Cash Flow Credit Facilities and A&E ABL Revolving Credit Facilities

We are exposed to interest rate risk on borrowings under our A&E Cash Flow Credit Facilities and A&E ABL Revolving Credit Facilities, which bear interest at variable rates with a Term SOFR floor of 0.50% and 0.00%, respectively, as of June 30, 2026. A 100 basis-point increase in Term SOFR on our A&E Cash Flow Credit Facilities debt balances outstanding as of June 30, 2026 would increase our annual interest expense by $5.5 million. No debt balance was outstanding under the A&E ABL Revolving Credit Facilities as of June 30, 2026.

From time to time, we may enter into hedging arrangements with respect to floating interest rate borrowings. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective and designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

This information is set forth under Note 15, “Commitments and Contingencies” to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" of our Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 13, 2026

By:	/s/ Philip Moyer
Philip Moyer
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Robert Sallmann
Robert Sallmann
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By:	/s/ Brian Van Dam
Brian Van Dam
Chief Accounting Officer (Principal Accounting Officer)