Form 10-Q
period 2026-09-30
McGraw Hill, Inc.
filed 2026-11-05
CIK 1951070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of November 2, 2026 was 191,324,797.

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

iii

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except for share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenue	$632,206	$669,187	$1,182,109	$1,204,897
Cost of sales (excluding depreciation and amortization)	131,756	139,077	242,460	262,461
Gross profit	500,450	530,110	939,649	942,436
Operating expenses
Operating and administrative expenses	286,397	299,477	541,466	541,026
Depreciation	20,560	17,723	36,908	34,910
Amortization of intangibles	52,441	56,385	105,941	113,750
Total operating expenses	359,398	373,585	684,315	689,686
Operating income (loss)	141,052	156,525	255,334	252,750
Interest expense (income), net	46,282	55,940	92,052	114,714
(Gain) loss on extinguishment of debt	1,768	16,361	1,768	16,361
Income (loss) from operations before taxes	93,002	84,224	161,514	121,675
Income tax provision (benefit)	6,623	(21,060)	17,275	15,889
Net income (loss)	$86,379	$105,284	$144,239	$105,786

Earnings (loss) per share:
Basic	$0.45	$0.57	$0.75	$0.60
Diluted	$0.45	$0.57	$0.75	$0.60

Weighted-average shares outstanding:
Basic	191,300,653	185,169,128	191,274,274	175,941,027
Diluted	191,497,048	185,832,674	191,403,048	176,274,613

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$86,379	$105,284	$144,239	$105,786
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	642	(549)	(757)	1,966
Total other comprehensive income (loss)	$642	$(549)	$(757)	$1,966
Comprehensive income (loss)	$87,021	$104,735	$143,482	$107,752

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	September 30, 2026	March 31, 2026
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$232,955	$253,519
Accounts receivable, net of allowance for credit losses of $15,903 and $14,517 as of September 30, 2026 and March 31, 2026, respectively	644,842	362,483
Inventories, net	159,355	195,022
Prepaid and other current assets	168,353	162,625
Total current assets	1,205,505	973,649
Product development costs, net	320,640	285,970
Property, plant and equipment, net	94,093	90,421
Goodwill	2,543,550	2,522,595
Other intangible assets, net	1,129,427	1,227,253
Deferred income taxes	8,441	8,572
Operating lease right-of-use assets	42,241	44,836
Other non-current assets	365,977	332,225
Total assets	$5,709,874	$5,485,521
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$116,356	$126,701
Accrued royalties	116,114	81,436
Accrued compensation	64,479	108,434
Deferred revenue	974,119	835,357
Current portion of long-term debt	13,170	13,170
Operating lease liabilities	7,035	8,365
Other current liabilities	113,953	93,086
Total current liabilities	1,405,226	1,266,549
Long-term debt	2,513,574	2,560,698
Deferred income taxes	15,714	15,214
Long-term deferred revenue	816,382	836,001
Operating lease liabilities	54,887	57,301
Other non-current liabilities	27,020	23,540
Total liabilities	4,832,803	4,759,303
Commitments and contingencies (Note 16)
Stockholders' equity (deficit)
Common Stock, par value $0.01 per share; 2,000,000,000 shares authorized, 191,308,814 and 191,146,027 shares issued and outstanding as of September 30, 2026 and March 31, 2026, respectively	1,911	1,911
Additional paid-in capital	1,980,073	1,972,702
Accumulated deficit	(1,101,641)	(1,245,880)
Accumulated other comprehensive income (loss)	(3,272)	(2,515)
Total stockholders' equity (deficit)	877,071	726,218
Total liabilities and stockholders' equity (deficit)	$5,709,874	$5,485,521

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Six Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$144,239	$105,786
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation (including amortization of technology costs)	36,908	34,910
Amortization of intangibles	105,941	113,750
Amortization of product development costs	38,953	32,016
Amortization of deferred royalties	62,038	58,257
Amortization of deferred commission costs	12,711	12,633
Stock-based compensation	5,544	31,076
Credit losses on accounts receivable	2,178	236
Inventory obsolescence	7,440	8,159
Deferred income taxes	(4,064)	942
Amortization of debt discount	6,298	6,841
Amortization of deferred financing costs	2,349	2,534
(Gain) loss on extinguishment of debt	1,768	16,361
Changes in operating assets and liabilities:
Accounts receivable	(285,985)	(324,370)
Inventories	28,267	33,526
Prepaid and other current assets	(80,440)	(99,107)
Accounts payable and accrued expenses	(19,563)	(39,634)
Deferred revenue	117,905	236,074
Other current liabilities	15,475	(53,189)
Other changes in operating assets and liabilities, net	(7,882)	(8,470)
Cash provided by (used for) operating activities	190,080	168,331
Investing activities
Product development expenditures	(73,837)	(49,076)
Capital expenditures	(49,322)	(37,478)
Acquisition of Teachally	(5,200)	—
Acquisition of TeachFX, net of cash acquired	(24,004)	—
Cash provided by (used for) investing activities	(152,363)	(86,554)
Financing activities
Payment of A&E Term Loan Facility	(56,585)	(392,283)
Payment of finance lease obligations	(3,321)	(3,747)
Payment of deferred purchase price related to EssayPop acquisition	(905)	—
Proceeds from issuance of Common Stock in initial public offering, net of underwriting discounts	—	392,862
Deferred initial public offering costs	—	(5,185)
Exercise of stock options	1,827	—
Cash provided by (used for) financing activities	(58,984)	(8,353)
Effect of exchange rate changes on cash	703	(67)
Net change in cash and cash equivalents	(20,564)	73,357
Cash and cash equivalents, at the beginning of the period	253,519	389,830
Cash and cash equivalents, at the end of the period	$232,955	$463,187
Supplemental disclosures
Cash paid for interest expense	$90,494	$113,238
Cash paid/(refunded) for income taxes, net	1,939	71,027

See accompanying notes to these unaudited consolidated financial statements.

MCGRAW HILL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited; dollars in thousands, except for share data)

	Class A Voting Common Stock		Class B Non-Voting Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,281,200)	$(2,426)	$280,244
Net income (loss)	—	—	—	—	—	—	—	502	—	502
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	2,515	2,515
Balance at June 30, 2025	165,160,216	$1,652	1,451,303	$14	—	$—	$1,562,204	$(1,280,698)	$89	$283,261
Net income (loss)	—	—	—	—	—	—	—	105,284	—	105,284
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(549)	(549)
Conversion of Class A and Class B Common Stock to Common Stock	(165,160,216)	(1,652)	(1,451,303)	(14)	166,611,519	1,666	—	—	—	—
Issuance of Common Stock in initial public offering, net of offering costs	—	—	—	—	24,390,000	244	375,276	—	—	375,520
Stock-based compensation expense	—	—	—	—	—	—	31,076	—	—	31,076
Balance at September 30, 2025	—	$—	—	$—	191,001,519	$1,910	$1,968,556	$(1,175,414)	$(460)	$794,592

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at March 31, 2026	191,146,027	$1,911	$1,972,702	$(1,245,880)	$(2,515)	$726,218
Net income (loss)	—	—	—	57,860	—	57,860
Other comprehensive income (loss), net of tax	—	—	—	—	(1,399)	(1,399)
Stock-based compensation	—	—	3,884	—	—	3,884
Exercise of stock options	130,141	—	1,827	—	—	1,827
Balance at June 30, 2026	191,276,168	1,911	1,978,413	(1,188,020)	(3,914)	788,390
Net income (loss)	—	—	—	86,379	—	86,379
Other comprehensive income (loss), net of tax	—	—	—	—	642	642
Conversion of vested restricted stock units	32,646	—	—	—	—	—
Stock-based compensation	—	—	1,660	—	—	1,660
Balance at September 30, 2026	191,308,814	$1,911	$1,980,073	$(1,101,641)	$(3,272)	$877,071

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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

The Company measures expected credit losses on a pool basis for those accounts receivable that have similar risk characteristics. Risk characteristics relevant to the Company’s accounts receivable include the financial condition of the customer and the customer’s credit risk category. When estimating credit losses, the Company also considers historical write-off experience and aging of accounts receivable.

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

Concentration of Credit Risk

As of September 30, 2026 and March 31, 2026, two resellers accounted for 30% and 47% of gross accounts receivable, respectively, which is reflective of both customer concentration and the seasonal nature of the Company's industry. For the six months ended September 30, 2026, one reseller accounted for approximately 10% of the Company's consolidated gross revenue, primarily attributable to the Higher Education segment. No single reseller or customer accounted for 10% or more of the Company's consolidated gross revenue during any other period presented. The loss of, or any reduction in sales from, a significant reseller or customer, or the deterioration in their ability to pay could adversely affect the Company's business and financial results.

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

Gross deferred technology costs were $381,022 and $324,797 as of September 30, 2026 and March 31, 2026, respectively. Accumulated amortization of deferred technology costs was $152,009 and $125,892 as of September 30, 2026 and March 31, 2026, respectively. Amortization of deferred technology costs was $15,212 and $10,646 for the three months ended September 30, 2026 and 2025, respectively, and $26,184 and $21,057 for the six months ended September 30, 2026 and 2025, respectively.
Cloud Computing Arrangements

The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract in accordance with Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. Capitalized costs include external direct costs for materials and services. Software maintenance and training costs are expensed in the period in which they are incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years, and is included within depreciation in the consolidated statements of operations, beginning when the module or component of the hosting arrangement is ready for its intended use. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Capitalized costs for internal use software are included in Other non-current assets in the consolidated balance sheets and are presented net of accumulated amortization.

Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $35,072 and $35,072 as of September 30, 2026 and March 31, 2026, respectively. Accumulated amortization of cloud computing costs was $31,405 and $27,954 as of September 30, 2026 and March 31, 2026, respectively. Amortization of cloud computing costs was $1,726 and $2,922 for the three months ended September 30, 2026 and 2025, respectively, and $3,451 and $5,845 for the six months ended September 30, 2026 and 2025, respectively.

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

To perform the quantitative impairment test, the Company uses the discounted cash flow method and a market-based valuation model to estimate the fair value of the reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate, and the discount rate. The Company projects revenue growth rates, operating margins and cash flows based on each reporting unit's current business, expected developments, and operational strategies over a five-year period. In estimating the terminal growth rates, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The discount rates utilized for each reporting unit reflect the Company's assumptions of marketplace participants' cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy. The market-based approach incorporates the use of revenue and earnings multiples based on market data. Fair values of indefinite-lived intangible assets are estimated using relief-from-royalty discounted cash flow analyses. Significant judgments inherent in the relief-from-royalty method include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the discounted cash flow analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the discounted cash flow analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks.

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

The following table presents the carrying amounts, not including debt discount or deferred financing costs, and estimated fair market values of the Company's debt:

	September 30, 2026		March 31, 2026
	Carrying Amount	Estimated Fair Value (Level 2)	Carrying Amount	Estimated Fair Value (Level 2)
Liabilities:
A&E Term Loan Facility	$498,255	$498,255	$554,840	$553,453
2022 Secured Notes	828,466	826,395	828,466	817,075
2022 Unsecured Notes	599,034	596,039	599,034	596,039
2024 Secured Notes	650,000	649,188	650,000	659,750
	$2,575,755	$2,569,877	$2,632,340	$2,626,317

The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date. The fair market values of the $650,000 aggregate principal amount of 7.375% senior secured notes due 2031 (the “2024 Secured Notes”), the $900,000 aggregate principal amount of 5.750% secured notes due 2028 (the “2022 Secured Notes”) and the $725,000 aggregate principal amount of 8.000% senior notes due 2029 (the “2022 Unsecured Notes”) were determined based on quoted market prices on a private exchange and are classified as Level 2 within the fair value hierarchy as of September 30, 2026 and March 31, 2026, due to limited trading activity. The fair market value of the A&E Term Loan Facility was determined using pricing sources and models utilizing market observable inputs to determine fair value and is classified as Level 2 within the fair value hierarchy as of September 30, 2026 and March 31, 2026. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

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

Stock-Based Compensation

The Company issues stock-based awards to eligible employees, directors and consultants and accounts for these stock-based awards under the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). For stock-based awards accounted for as equity awards, total compensation cost is based on the grant date fair value of the awards. For stock-based awards accounted for as liability awards, total compensation cost is based on the fair value of the awards on the date the award is granted and is remeasured at each reporting date until settlement. For stock-based awards subject to a performance and a market condition, the Company recognizes stock-based compensation expense over the greater of the derived service period and the implicit or explicit service period, once the performance condition is considered probable of being achieved. The market condition is reflected in the grant date fair value of the stock-based award, and the stock-based compensation expense is recognized regardless of whether the market condition is achieved. For stock-based awards subject to a service condition and a performance condition, the Company recognizes stock-based compensation expense over the requisite service period, using the accelerated attribution method, once the performance condition is considered probable of being achieved. Forfeitures are accounted for as they occur. Stock-based compensation is recorded in operating and administrative expenses in the consolidated statements of operations.

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

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales (excluding depreciation and amortization) includes expenses directly attributable to the production of the Company's products. Costs associated with printed products include variable costs such as paper, printing and binding, content related royalty expenses, directly related hosting costs and gratis costs (products provided at no additional consideration as part of the sales transaction), certain transportation and freight costs and inventory obsolescence. Gratis costs are predominantly incurred in the K-12 business and vary based upon the level of state sales during a given period. Cost of sales also includes royalty expense where author developed content is used, primarily in the Higher Education and Global Professional segments.

Leases

For operating lease arrangements with an initial lease term of more than 12 months, the Company records a lease liability and right-of-use asset on the consolidated balance sheets at the lease commencement date. The Company measures lease liabilities based on the present value of the total lease payments not yet paid. As most of the Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate at the lease commencement date to determine the present value of the total lease payments. The Company measures right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs the Company incurs and (iii) tenant incentives under the lease. Certain lease arrangements contain escalation clauses covering increased costs for various defined real estate taxes and operating services which are factored into the determination of lease payments; however, the Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options, and the Company accounts for arrangements with lease and non-lease components as a single lease component.

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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Shipping and Handling Costs

All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. Shipping and handling costs incurred by the Company are a component of Cost of sales (excluding depreciation and amortization). The Company recognized shipping and handling revenue of $9,423 and $10,673 for the three months ended September 30, 2026 and 2025, respectively, and $15,647 and $17,545 for the six months ended September 30, 2026 and 2025, respectively.

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

Earnings (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share” (“ASC 260”), which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share amounts are based on the weighted-average number of common shares outstanding, including the effect of all dilutive potential common shares that were outstanding during the period using the treasury stock method. Diluted earnings (loss) per share excludes all potentially dilutive shares if their effect is anti-dilutive.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Stock Conversion and Stock Split

In connection with the Company's initial public offering, on July 23, 2025, the Company converted all of its outstanding Class A voting common stock and Class B non-voting common stock into a single class of common stock on a 1-for-1 basis (the “Stock Conversion”) and effected a 1.06555-for-1 stock split (the “Stock Split”) of the Company's common stock, including the shares of common stock underlying outstanding stock options. The par value of the Company’s common stock was not adjusted and 166,611,519 shares of common stock, par value $0.01 per share (“Common Stock”), were outstanding as a result of the Stock Split. All share and per share data has been presented on the basis of this Stock Split for all the periods presented within these unaudited consolidated financial statements.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public entities to provide disaggregated disclosures of certain expense captions presented on the face of the income statement into specific expense categories within the notes to the consolidated financial statements, including inventory purchases, employee compensation, and depreciation and amortization. In January 2025, the FASB issued ASU 2025-01, “Clarifying the Effective Date,” which clarified that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or the Company's fiscal year ended March 31, 2028, and interim periods within fiscal years beginning after December 15, 2027, or the Company's fiscal year ended March 31, 2029. Early adoption is permitted and the guidance may be applied on a prospective or retrospective basis.

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

In December 2025, the FASB issued ASU 2025-12, "Codification Improvements", which makes various clarifications, corrections and other improvements to the Accounting Standards Codification (the “ASC”) that are intended to make it easier to understand and apply. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, or the Company's fiscal year ended March 31, 2028. Early adoption is permitted and the guidance may be applied prospectively or retrospectively, except for amendments to ASC 260, which is required to be applied retrospectively.

The Company is currently evaluating the effect of adopting the recently issued accounting standards described above on its consolidated financial statements and related disclosures.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables summarize the Company's revenue from contracts with its customers disaggregated by segment and product type:

	Three Months Ended September 30,
	2026			2025
	Digital	Print (1)	Total	Digital	Print (1)	Total
Revenue by Segment:
K-12	$120,754	$203,856	$324,610	$118,636	$240,511	$359,147
Higher Education	194,149	19,338	213,487	186,169	26,793	212,962
Global Professional	27,769	10,946	38,715	26,022	13,786	39,808
International	18,731	32,409	51,140	21,372	28,973	50,345
Other (2)	—	4,254	4,254	—	6,925	6,925
Total Revenue	$361,403	$270,803	$632,206	$352,199	$316,988	$669,187
___________________

(1)	Print revenue contains print and multi-year print products.
(2)	Includes in-transit product sales and intersegment revenue adjustments that are not included within segment revenues reviewed by the Company's Chief Operating Decision Maker (the “CODM”).

	Six Months Ended September 30,
	2026			2025
	Digital	Print (1)	Total	Digital	Print (1)	Total
Revenue by Segment:
K-12	$234,673	$364,341	$599,014	$227,233	$402,845	$630,078
Higher Education	384,295	29,028	413,323	354,995	40,346	395,341
Global Professional	54,482	19,048	73,530	51,294	23,673	74,967
International	41,486	54,884	96,370	43,725	58,084	101,809
Other (2)	—	(128)	(128)	—	2,702	2,702
Total Revenue	$714,936	$467,173	$1,182,109	$677,247	$527,650	$1,204,897
___________________

(1)	Print revenue contains print and multi-year print products.
(2)	Includes in-transit product sales and intersegment revenue adjustments that are not included within segment revenues reviewed by the Company's CODM.

In addition, the Company has included a further disclosure of revenue from contracts with its customers disaggregated by segment and by Re-occurring Revenue and Transactional Revenue, for the three and six months ended September 30, 2026 and 2025.

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

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

	Three Months Ended September 30,
	2026			2025
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$199,470	$125,140	$324,610	$216,236	$142,911	$359,147
Higher Education	170,607	42,880	213,487	161,679	51,283	212,962
Global Professional	26,022	12,693	38,715	24,655	15,153	39,808
International	17,972	33,168	51,140	19,824	30,521	50,345
Other	—	4,254	4,254	—	6,925	6,925
Total Revenue	$414,071	$218,135	$632,206	$422,394	$246,793	$669,187

	Six Months Ended September 30,
	2026			2025
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$396,065	$202,949	$599,014	$399,877	$230,201	$630,078
Higher Education	352,709	60,614	413,323	321,231	74,110	395,341
Global Professional	51,162	22,368	73,530	48,312	26,655	74,967
International	39,699	56,671	96,370	40,588	61,221	101,809
Other	—	(128)	(128)	—	2,702	2,702
Total Revenue	$839,635	$342,474	$1,182,109	$810,008	$394,889	$1,204,897

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

Deferred commission costs consisted of the following:

	September 30, 2026	March 31, 2026
Current	$20,597	$19,325
Non-current	21,399	19,765
Total Deferred Commission Costs	$41,996	$39,090

Amortization expense related to deferred commission costs was $5,056 and $5,198 for the three months ended September 30, 2026 and 2025, respectively, and $12,711 and $12,633 for the six months ended September 30, 2026 and 2025, respectively.

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

Deferred royalties consisted of the following:

	September 30, 2026	March 31, 2026
Current	$89,248	$75,696
Non-current	55,322	51,774
Total Deferred Royalties	$144,570	$127,470

Amortization expense related to deferred royalties was $23,999 and $23,588 for the three months ended September 30, 2026 and 2025, respectively, and $62,038 and $58,257 for the six months ended September 30, 2026 and 2025, respectively.

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

Contract assets and contract liabilities consisted of the following:

	September 30, 2026	March 31, 2026
Contract assets	$190,870	$23,570
Contract liabilities (deferred revenue):
Current	974,119	835,357
Non-current	816,382	836,001
Total Contract Liabilities	$1,790,501	$1,671,358

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Total contract liabilities by segment consisted of the following:

	September 30, 2026	March 31, 2026
Total Contract Liabilities by Segment:
K-12	$1,288,977	$1,249,373
Higher Education	386,595	321,999
Global Professional	64,132	65,977
International	49,725	33,064
Other (1)	1,072	945
Total Contract Liabilities	$1,790,501	$1,671,358
_______________

(1)	Includes contract liabilities for in-transit product sales that are not included in segment contract liabilities.

Revenue recognized during the three and six months ended September 30, 2026 from amounts included within deferred revenue as of March 31, 2026 was $262,199 and $643,597, respectively. Revenue recognized during the three and six months ended September 30, 2025 from amounts included within deferred revenue as of March 31, 2025 was $260,714 and $596,634, respectively.

Estimated revenue expected to be recognized in future fiscal years ended March 31, related to amounts included within deferred revenue as of September 30, 2026 was as follows:

2027 (remaining six months)	$571,757
2028	544,460
2029	313,044
2030	182,669
2031	101,372
Thereafter	77,199
$1,790,501
3. Operating and Administrative Expenses

Operating and administrative expenses consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Selling and marketing	$103,147	$99,964	$197,931	$187,361
General and administrative	88,662	111,148	175,474	186,540
Research and development	69,263	69,651	129,108	135,109
Amortization of product development costs	25,325	18,714	38,953	32,016
Operating and administrative expenses	$286,397	$299,477	$541,466	$541,026

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
4. Acquisitions

Teachally Acquisition

On August 28, 2026, the Company acquired Teachally, Inc. (“Teachally”), an artificial intelligence (“AI”)-enabled curriculum and instruction platform that allows K-12 educators to create standards-aligned instructional materials, including lesson plans, assessments, presentations, enrichments, and differentiated learning resources. The total purchase consideration was $8,500, consisting of $5,200 of cash paid at closing, $1,300 payable on the 18-month anniversary of the closing date, subject to customary conditions, and contingent payments of up to $2,000, with $1,000 payable on each of the 12- and 24-month anniversaries of the closing date upon the achievement of specified performance milestones.

The Company accounted for the transaction as an asset acquisition under ASC 805, Business Combinations (“ASC 805”), because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable developed software asset. Accordingly, the total purchase consideration was allocated to the developed software asset. In connection with the acquisition, the Company also recognized a deferred tax liability of $2,894 for the difference between the book and tax bases of the developed software asset. As a result, the Company recorded a developed software asset of $11,394, consisting of the $8,500 purchase consideration and the $2,894 deferred tax liability. The developed software asset is classified as a deferred technology cost within Other non-current assets on the accompanying consolidated balance sheet. Amortization of the deferred technology cost will commence when the software is ready for its intended use and will be recognized on a straight-line basis over an estimated useful life of three years. Amortization expense will be included in depreciation in the consolidated statements of operations.

As of September 30, 2026, of the remaining $3,300 of purchase consideration payable, $1,000 is classified within Other current liabilities and $2,300 is classified within Other non-current liabilities, on the accompanying consolidated balance sheet.

TeachFX Acquisition

On September 16, 2026, the Company acquired all of the outstanding equity interests of TeachFX, Inc. (“TeachFX”), an AI-native professional learning platform that provides educators with personalized coaching based on classroom audio insights. The acquisition expands the Company’s professional learning offerings and supports its K-12 artificial intelligence strategy through scalable AI-enabled solutions. The total consideration transferred, subject to customary working capital adjustments, was $34,089, consisting of $31,389 of cash paid at closing and $2,700 payable on the 18-month anniversary of the closing date, subject to customary conditions. The acquisition included $7,385 of cash acquired, resulting in a net cash outflow at closing of $24,004, which is included in investing activities in the consolidated statement of cash flows.

The Company accounted for the acquisition as a business combination under ASC 805. The consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on their preliminary fair values at the date of acquisition. The excess of the consideration transferred over the preliminary fair values of the identifiable net assets acquired was recorded as goodwill of $20,955. Goodwill primarily represents expected revenue synergies from the expansion of the Company’s product offerings and the value of the acquired assembled workforce. The goodwill is recorded within the Company's K-12 segment and is not tax-deductible for U.S. income tax purposes.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
The following table summarizes the preliminary allocation of the consideration transferred to the identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$7,385
Identifiable intangible assets	7,900
Accounts receivable, net	730
Deferred revenue	(1,080)
Deferred tax liability	(1,801)
Goodwill	20,955
Total consideration transferred	$34,089

The allocation of the consideration transferred is preliminary and may be revised during the measurement period, which will not exceed one year from the acquisition date, as additional information becomes available about facts and circumstances that existed as of the acquisition date. The primary areas that remain preliminary relate to the fair values of the acquired intangible assets, deferred taxes and certain other identifiable net assets acquired. Any measurement-period adjustments, including related adjustments to goodwill, will be recognized in the reporting period in which they are determined.

The acquired intangible assets will be amortized over their respective estimated useful lives, consistent with the useful life assumptions used in determining their preliminary fair values. Technology and Customer-related intangible assets are amortized on a straight-line basis, while definite-lived Trademark intangible assets are amortized using the sum-of-the-years' digits method.

	Fair Value	Useful Life
Trademark	$900	10 years
Technology	5,800	7 years
Customers	1,200	10 years

Acquisition-related costs were expensed as incurred and were not material. Pro forma financial information has not been presented because the TeachFX acquisition was not material to the Company's consolidated financial statements.

5. Inventories, Net

As of September 30, 2026 and March 31, 2026, the majority of inventories reported on the consolidated balance sheets consisted of finished goods.

Inventory obsolescence was $3,482 and $4,673 for the three months ended September 30, 2026 and 2025, respectively, and $7,440 and $8,159 for the six months ended September 30, 2026 and 2025, respectively. This is included within Cost of sales (excluding depreciation and amortization) in the consolidated statements of operations.

6. Goodwill and Other Intangible Assets

Goodwill

The Company recognized $20,955 of goodwill in connection with the TeachFX acquisition during the three months ended September 30, 2026. See Note 4, Acquisitions, for additional information. The carrying amount of goodwill was $2,543,550 as of September 30, 2026. The Company did not recognize any goodwill impairment losses during the three and six months ended September 30, 2026 and 2025.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Other Intangible Assets

The following information details the carrying amounts and accumulated amortization of the Company's intangible assets:

		September 30, 2026
	Useful Life	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Content	10 - 15 years	$1,222,400	$(774,355)	$—	$448,045
Trademarks	Indefinite	576,000	—	(87,000)	489,000
Trademarks	10 years	22,650	(15,872)	—	6,778
Customers	1 - 14 years	226,800	(161,389)	—	65,411
Technology	7 years	432,800	(312,607)	—	120,193
Total		$2,480,650	$(1,264,223)	$(87,000)	$1,129,427

		March 31, 2026
	Useful Life	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Content	10 - 15 years	$1,222,400	$(716,371)	$—	$506,029
Trademarks	Indefinite	576,000	—	(87,000)	489,000
Trademarks	10 years	21,750	(14,694)	—	7,056
Customers	1 - 14 years	225,600	(145,682)	—	79,918
Technology	7 years	427,000	(281,750)	—	145,250
Total		$2,472,750	$(1,158,497)	$(87,000)	$1,227,253

The Company's expected aggregate annual amortization expense for existing intangible assets subject to amortization for each of the fiscal years is as follows:

Expected Amortization Expense
2027 (remaining six months)	$102,461
2028	173,219
2029	116,126
2030	80,647
2031	57,613
Thereafter	110,361
$640,427

The fair values of the definite-lived acquired intangible assets are amortized over their useful lives, which is consistent with the estimated useful life of considerations used in determining their fair values. Customer and Technology intangibles are amortized on a straight-line basis while Content and definite-lived Trademark intangibles are amortized using the sum-of-the-years' digits method. The weighted-average remaining amortization period is 6.8 years. Amortization expense was $52,385 and $56,211 for the three months ended September 30, 2026 and 2025, respectively, and $105,726 and $113,379 for the six months ended September 30, 2026 and 2025, respectively.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
7. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following:

	September 30, 2026	March 31, 2026
Deferred royalties	$89,248	$75,696
Deferred sales commission	20,597	19,325
Prepaid insurance	7,231	5,336
Prepaid tax	9,660	19,683
Other	41,617	42,585
Prepaid and other current assets	$168,353	$162,625

8. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2026	March 31, 2026
Allowance for sales returns	$28,660	$21,331
Accrued interest	19,969	19,952
Accrued tax	18,758	7,379
Finance lease obligations	6,068	6,172
Restructuring	4,164	2,806
Other	36,334	35,446
Other current liabilities	$113,953	$93,086

9. Debt

Long-term debt consisted of the following:

	Maturity	September 30, 2026	March 31, 2026
A&E Term Loan Facility	August 2031	$498,255	$554,840
2022 Secured Notes	August 2028	828,466	828,466
2022 Unsecured Notes	August 2029	599,034	599,034
2024 Secured Notes	September 2031	650,000	650,000
Total debt outstanding		2,575,755	2,632,340
Less: unamortized debt discount		(40,305)	(48,089)
Less: unamortized deferred financing costs		(8,706)	(10,383)
Less: current portion of long-term debt		(13,170)	(13,170)
Long-term debt		$2,513,574	$2,560,698

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
A&E Cash Flow Credit Facilities

McGraw-Hill Education, Inc. and certain subsidiaries entered into a credit agreement dated July 30, 2021 (as amended from time to time, the “Cash Flow Credit Agreement”) which provides for (i) a term loan facility that, as of September 30, 2026, was scheduled to mature on August 6, 2031 (the “A&E Term Loan Facility”) and (ii) a revolving credit facility, which consists of $111,250 of capacity that, as of September 30, 2026, was scheduled to mature on August 6, 2029 (the “A&E Cash Flow Revolving Facility” and, together with the A&E Term Loan Facility, the “A&E Cash Flow Credit Facilities”) and $38,750 of capacity that matured on July 30, 2026 (the “Non-Extended Cash Flow Revolver Facility”). There were no amendments to the Cash Flow Credit Agreement during the six months ended September 30, 2026. See Note 17, Subsequent Events, for information regarding the refinancing of the A&E Cash Flow Credit Facilities.

On September 30, 2026, McGraw-Hill Education, Inc. paid down $50,000 of debt outstanding under its A&E Term Loan Facility. As a result, the Company recorded accelerated amortization of debt discount and deferred financing costs related to the A&E Term Loan Facility of $1,768, which were recorded within (gain) loss on extinguishment of debt in the consolidated statements of operations for the three and six months ended September 30, 2026.

As of September 30, 2026, the interest rate for the A&E Term Loan Facility was 6.401% per annum.    As of September 30, 2026, the amount available under the A&E Cash Flow Revolving Facility was $111,250 and there were no outstanding borrowings under the facility.

A&E ABL Revolving Credit Facilities

McGraw-Hill Education, Inc. and certain subsidiaries entered into a revolving credit agreement dated July 30, 2021 (as amended from time to time, the “ABL Revolving Credit Agreement”) which provides for (i) a U.S. revolving credit facility of $265,000 and (ii) a non-U.S. revolving credit facility of $35,000 (together, the “A&E ABL Revolving Credit Facilities”). As of September 30, 2026, the A&E ABL Revolving Credit Facilities were scheduled to mature on August 6, 2029 and are not subject to amortization. There were no amendments to the ABL Revolving Credit Agreement entered into during the six months ended September 30, 2026. See Note 17, Subsequent Events, for information regarding the amendment to the A&E ABL Revolving Credit Facilities.

As of September 30, 2026, the amount available under the A&E ABL Revolving Credit Facilities was $300,000, subject to borrowing base capacity pursuant to the terms of the ABL Revolving Credit Agreement. Availability under the A&E ABL Revolving Credit Facilities excludes amounts outstanding for letters of credit in the amount of $5,360.

Covenant Compliance

As of September 30, 2026, the Company was in compliance with all covenants or other requirements in all of its debt arrangements.

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

•Other: Includes in-transit product sales and certain transactions or adjustments that are not attributable to the segments that the CODM considers to be unusual and/or nonoperational.

The CODM is our Chief Executive Officer. The CODM reviews the segments' separate financial information to assess performance and to allocate resources. The CODM measures and evaluates the reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) from continuing operations plus interest expense (income), net, income tax provision (benefit), depreciation and amortization, restructuring and cost savings implementation charges, the effects of the application of purchase accounting, advisory fees paid to Platinum Equity Advisors, LLC (“Platinum Advisors”), an entity affiliated with Platinum, pursuant to a Corporate Advisory Services Agreement between the Company and Platinum Advisors (the “Advisory Agreement”) (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering), impairment charges, transaction and integration costs, stock-based compensation, (gain) loss on extinguishment of debt and the impact of earnings or charges resulting from matters that the CODM does not consider when assessing the performance of, and allocation of resources to, the segments. The CODM uses Adjusted EBITDA to allocate resources to our segments in our annual budgeting and forecasting process and to assess the performance of our segments, primarily by comparing current period results to both prior period and budget on a quarterly basis. The CODM reviews consolidated expense information to manage operations. In addition, our reportable segments are not evaluated using asset information.

For all our reportable segments, other segment items, which is calculated as the difference between segment revenue and segment Adjusted EBITDA, primarily consists of cost of sales (excluding depreciation and amortization) and operating and administrative expenses.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
The following table sets forth Adjusted EBITDA by segment:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA:
K-12	$142,355	$171,953	$256,853	$268,346
Higher Education	86,860	89,028	173,894	166,787
Global Professional	14,186	11,504	22,877	22,770
International	4,819	7,381	8,071	14,589
Other	2,395	6,540	(4,034)	5,330
Total Adjusted EBITDA	$250,615	$286,406	$457,661	$477,822

The following table provides a reconciliation of total Adjusted EBITDA to Net income (loss):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Total Adjusted EBITDA	$250,615	$286,406	$457,661	$477,822
Interest (expense) income, net	(46,282)	(55,940)	(92,052)	(114,714)
Income tax benefit (provision)	(6,623)	21,060	(17,275)	(15,889)
Depreciation, amortization and product development amortization	(98,326)	(92,822)	(181,802)	(180,676)
Restructuring and cost savings implementation charges	(4,158)	(1,774)	(7,904)	(4,880)
Advisory fees	—	(625)	—	(3,125)
Transaction and integration costs	(313)	(170)	(313)	(270)
Stock-based compensation	(1,660)	(31,076)	(5,544)	(31,076)
Gain (loss) on extinguishment of debt	(1,768)	(16,361)	(1,768)	(16,361)
Other	(5,106)	(3,414)	(6,764)	(5,045)
Net income (loss)	$86,379	$105,284	$144,239	$105,786

The following tables summarize revenue and long-lived assets by geographic region:

	Revenue (1)
	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
United States	$580,575	$624,208	$1,085,118	$1,113,527
International	51,631	44,979	96,991	91,370
Total	$632,206	$669,187	$1,182,109	$1,204,897
________________

(1)	Revenues are attributed to a geographic region based on the location of customer.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

	Long-Lived Assets (2)
	As of
	September 30, 2026	March 31, 2026
United States	$786,280	$714,551
International	32,229	33,504
Total	$818,509	$748,055
__________________

(2)	Reflects total assets less current assets, goodwill, intangible assets, investments, deferred financing costs and non-current deferred tax assets.

11. Taxes on Income (Loss)

The following table presents the Company's income tax provision (benefit) and effective tax rate:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Effective tax rate	7.1%	(25.0)%	10.7%	13.1%
Income tax provision (benefit)	$6,623	$(21,060)	$17,275	$15,889

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

On July 4, 2025, H.R.1, One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA made changes to the U.S. tax code, including, but not limited to (i) allowing taxpayers to fully deduct domestic research and software development expenditures and providing a catch-up relief provision for taxpayers to accelerate deductions for unamortized domestic research expenditures, (ii) restoring adjusted taxable income by adding back amortization and depreciation to calculate the limitation on interest deductions (effectively returning to EBITDA), and (iii) providing a permanent provision for 100% bonus depreciation deductions for most tangible personal property.

For the three and six months ended September 30, 2026, the Company's effective tax rate differed from the statutory rate due to non-deductible employee compensation, U.S. research and development credit, and the expected decrease in the valuation allowance on domestic deferred tax assets. For the three and six months ended September 30, 2025, the effective tax rate differed from the statutory rate due to an expected decrease in the valuation allowance on domestic deferred tax assets due to the enactment of the OBBBA.

For the three and six months ended September 30, 2026 and 2025, a valuation allowance was recorded for certain foreign deferred tax assets due to negative evidence of cumulative book losses.

On May 16, 2025, the Company purchased Internal Revenue Code Section 48 federal tax credits with a notional value of $52,900 from a third party for cash consideration of $50,299. These tax credits were utilized to offset a portion of the Company’s federal income tax liability for the fiscal year ended March 31, 2025. The cash consideration paid has been included within “Cash paid/(refunded) for income taxes, net” in the supplemental disclosures to the consolidated statements of cash flows. The difference between the notional value of the tax credits purchased and the cash consideration paid has been reflected as a component of the Company’s income tax provision (benefit) in the consolidated statements of operations.

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)

12. Stock-Based Compensation

Prior to the Company's initial public offering, the Company granted stock options under the Management Stock Incentive Plan (the “2021 Plan”) to certain key employees. In connection with our initial public offering, our board of directors adopted, and our stockholders approved, the 2025 Stock Incentive Plan (the “2025 Plan”), which became effective upon the completion of such offering and succeeded the 2021 Plan. The 2025 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) or other stock-based awards, to employees, directors or consultants of the Company and its subsidiaries. While certain stock options granted under the Company’s 2021 Plan remain outstanding, all stock-based awards made at the time of or following our initial public offering were made pursuant to our 2025 Plan. Additional information regarding the Company's stock-based compensation arrangements is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Stock-Based Compensation Expense

Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
2021 Plan Stock Options	$(1,352)	$30,034	$(661)	$30,034
2025 Plan Stock Options	151	939	311	939
Restricted Stock Units	2,522	103	5,182	103
Performance Stock Units	339	—	712	—
Total stock-based compensation expense	$1,660	$31,076	$5,544	$31,076

Unrecognized Compensation Expense

As of September 30, 2026, total unrecognized compensation cost related to all unvested stock-based compensation awards was as follows:

	2021 Plan Stock Options	2025 Plan Stock Options	RSUs	PSUs
Unrecognized compensation costs	$2,306	$1,022	$11,275	$4,064
Weighted-average period over which cost is expected to be recognized (in years)	0.3	2.7	2.4	2.9

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
13. Accumulated Other Comprehensive Income (Loss)

The following tables summarize the activity in accumulated other comprehensive income (loss), by component for the periods indicated:

	Foreign currency translation adjustment, net of tax	Total
Balance at March 31, 2025	$(2,426)	$(2,426)
Other comprehensive income (loss) before reclassifications	2,515	2,515
Balance at June 30, 2025	$89	$89
Other comprehensive income (loss) before reclassifications	(549)	(549)
Balance at September 30, 2025	$(460)	$(460)

	Foreign currency translation adjustment, net of tax	Total
Balance at March 31, 2026	$(2,515)	$(2,515)
Other comprehensive income (loss) before reclassifications	(1,399)	(1,399)
Balance at June 30, 2026	$(3,914)	$(3,914)
Other comprehensive income (loss) before reclassifications	642	642
Balance at September 30, 2026	$(3,272)	$(3,272)

14. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$86,379	$105,284	$144,239	$105,786
Denominator:
Basic weighted-average number of shares outstanding	191,300,653	185,169,128	191,274,274	175,941,027
Effect of dilutive potential common shares	196,395	663,546	128,774	333,586
Dilutive weighted-average number of shares outstanding	191,497,048	185,832,674	191,403,048	176,274,613

Earnings (loss) per share attributable to common stockholders:
Basic earnings (loss) per share	$0.45	$0.57	$0.75	$0.60
Diluted earnings (loss) per share	$0.45	$0.57	$0.75	$0.60

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
For the three months ended September 30, 2026 and 2025, diluted earnings (loss) per share excludes 4,057,179 and 63,996, respectively, of potential common shares because the effect would be anti-dilutive. For the six months ended September 30, 2026 and 2025, diluted earnings (loss) per share excludes 4,642,927 and 32,173, respectively, of potential common shares because the effect would be anti-dilutive.

The following table summarizes the Company's outstanding Common Stock equivalents that were excluded from the computation of diluted earnings (loss) per share on the basis that they represent contingently issuable shares that were not issuable as of the end of the reporting period:

	September 30,
	2026	2025
Stock-based awards	4,554,157	4,298,614

15. Management Fee

Platinum Advisory Fee Agreement

The Company received certain corporate and advisory services from Platinum Advisors pursuant to the Advisory Agreement. The Company agreed to pay Platinum Advisors a non-refundable annual management fee of $10,000 and to reimburse Platinum Advisors for its out-of-pocket costs and expenses incurred in connection with its services under the Advisory Agreement. On July 25, 2025, the Advisory Agreement was terminated in connection with the consummation of our initial public offering. There were no fees or reimbursed expenses incurred under the Advisory Agreement during the three and six months ended September 30, 2026. As of September 30, 2026 and March 31, 2026, the amount payable pursuant to the Advisory Agreement was $0.

16. Commitments and Contingencies

Legal Matters

On August 12, 2025, the State of Florida filed a complaint in the Circuit Court for the Second Judicial Circuit in Leon County, Florida against McGraw Hill, LLC and Savvas Learning Company, LLC (“Savvas Learning”), alleging that defendants violated the Florida False Claims Act by purportedly charging certain Florida school districts the full published price for instructional materials while offering the same instructional materials at lower prices and/or for free to others and not extending those pricing advantages to all purchasing Florida school districts during the adoption period (the “Florida Complaint”). The Florida Complaint further alleges that by purportedly disregarding Florida’s most-favored-nation pricing and mandatory free materials requirements, the defendants overcharged certain Florida school districts and withheld price reductions they were legally required to provide. On August 11, 2025, the Circuit Court for the Second Judicial Circuit in Leon County, Florida unsealed a qui tam complaint (the “Florida Qui Tam Complaint”), which had remained under seal pursuant to Florida law from its filing in May 2022 until the State of Florida intervened in the Florida Qui Tam Complaint. Prior to August 12, 2025, the Company had no knowledge of the Florida Qui Tam Complaint. The Florida Qui Tam Complaint alleges similar claims against McGraw Hill, LLC and Savvas Learning as those advanced in the Florida Complaint. The Florida Complaint and the Florida Qui Tam Complaint seek treble damages arising from each alleged violation, civil penalties, and attorneys’ fees and costs. The Relator in the Florida Qui Tam Complaint is solely entitled to a portion of any recovery made by the State of Florida in the litigation, in addition to reasonable attorneys' fees, expenses and costs. The Company believes that the Florida Complaint and the Florida Qui Tam Complaint are subject to legal challenge on multiple factual and legal grounds and, on October 13, 2025, with Savvas Learning, filed a joint Motion to Dismiss the Florida Complaint, after which the Company and the State of Florida submitted to the Court Memoranda of Law in support of their positions. Oral argument on the Motion to Dismiss occurred in Tallahassee in February 2026. On April 10, 2026, the

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
Circuit Court for the Second Judicial Circuit granted the Motion to Dismiss the Florida Complaint, dismissing the State of Florida’s complaint in its entirety. On June 15, 2026, the State of Florida filed a notice with the First District Court of Appeal indicating that it intends to appeal the lower court’s ruling. However, in October 2026, the parties jointly requested that the First District Court of Appeal stay the appeal while the parties engage in settlement discussions. There is no assurance that a settlement will be reached. The outcome of the appeal and the settlement discussions are uncertain, and the Company is not able to predict or reasonably estimate the amount of any loss that may result if such appeal proceeds and is successful and the matter proceeds to trial.

On December 3, 2025, the Circuit Court of Cook County, Illinois unsealed a qui tam complaint (the “Illinois Qui Tam Complaint”), which had remained under seal pursuant to Illinois law from its filing in July 2025. Prior to December 3, 2025, the Company had no knowledge of the Illinois Qui Tam Complaint. The Relator is the same Relator who filed the Florida Qui Tam Complaint. The Illinois Qui Tam Complaint alleges similar claims against McGraw Hill, LLC, Savvas Learning, Pearson Education, Inc. and HMH Education Company as those advanced in the Florida Complaint. The State of Illinois has elected not to intervene in the matter. The Illinois Qui Tam Complaint seeks treble damages arising from each alleged violation, civil penalties and attorneys’ fees and costs. The Company believes the Illinois Qui Tam Complaint is subject to legal challenge on multiple factual and legal grounds. At a hearing before the State Court Judge held on February 17, 2026, Relator’s counsel indicated that Relator intended to file an amended complaint, and Relator filed such amended complaint on April 24, 2026. On June 5, 2026, defendants filed a joint Motion to Dismiss the amended complaint. On August 24, 2026, Relator filed a reply to the defendants’ joint Motion to Dismiss, and on September 21, 2026, the defendants filed their reply. Oral argument on the Motion to Dismiss occurred on October 9, 2026. The parties await the Judge’s ruling on the Motion.

On September 8, 2026, the Chancery Court for the State of Tennessee, 20th Judicial District, Davidson County unsealed a qui tam complaint (the “Tennessee Qui Tam Complaint”), which had remained under seal pursuant to Tennessee law from its filing in July 2025. Prior to September 8, 2026, the Company had no knowledge of the Tennessee Qui Tam Complaint. The Relator is the same Relator who filed the Florida Qui Tam Complaint and the Illinois Qui Tam Complaint. The Tennessee Qui Tam Complaint alleges similar claims against McGraw Hill, LLC, Savvas Learning, Pearson Education, Inc., Cengage Learning, Inc. and HMH Education Company as those advanced in the Florida Qui Tam Complaint and the Illinois Qui Tam Complaint. The State of Tennessee has elected not to intervene in the matter. The Tennessee Qui Tam Complaint seeks treble damages arising from each alleged violation, civil penalties and attorneys’ fees and costs. The Company believes the Tennessee Qui Tam Complaint is subject to legal challenge on multiple factual and legal grounds. The Company currently intends with its co-defendants to file a joint Motion to Dismiss the Tennessee Qui Tam Complaint. The Motion is due on November 13, 2026.

Given that other states have most-favored-nation pricing and mandatory free materials requirements for instructional materials, the Company believes it is possible that the Relator in the Florida Qui Tam Complaint, the Illinois Qui Tam Complaint and the Tennessee Qui Tam Complaint has filed under seal similar qui tam complaints in additional states. The Company is not currently aware of any such additional qui tam complaints. The Company is currently not able to predict the outcome of these matters (or other potential matters) or reasonably estimate the amount of any loss that may result and will continue to assess these conclusions as the matters progress.

In January 2021, and February 2021, two purported class actions were filed against McGraw-Hill Education, Inc. in the Southern District of New York, alleging that our refined methodology for calculating royalties breaches the terms of our author agreements and breaches McGraw-Hill Education, Inc.’s implied covenant of good faith and fair dealing. The plaintiffs subsequently consolidated their claims in a single complaint. In May 2021, McGraw-Hill Education, Inc. filed a Motion to Dismiss the complaint in its entirety. In January 2022, the Court granted the Motion to Dismiss the plaintiffs’ breach of contract claim but denied McGraw-Hill Education, Inc.’s Motion to Dismiss the breach of implied covenant claim. In

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
September 2022, the plaintiffs voluntarily dismissed their breach of implied covenant claim and in October 2022, filed an appeal on the Court’s granting of McGraw-Hill Education, Inc.’s Motion to Dismiss their breach of contract claim with the U.S. Court of Appeals for the Second Circuit. In November 2024, the Second Circuit remanded the case to the District Court for further adjudication on one element of the breach of contract claim. The issue of class certification remains open. Discovery in the District Court proceeding has concluded. The parties participated in mediation in early November 2025 to discuss the possibility of a mutually agreed settlement and did not reach a settlement. The Company filed a Motion for Summary Judgment with the District Court in January 2026, the plaintiffs filed their reply in February 2026, and the Company filed its response in March 2026. On September 17, 2026, the District Court issued its ruling denying the Company's Motion for Summary Judgment. October 1, 2026, the plaintiffs filed with the Court a letter seeking permission to move for class certification. On October 9, 2026, the Company submitted a letter to the Court in opposition to plaintiffs’ letter seeking permission to move for class certification. Briefing on the class certification issue is expected to proceed over the coming weeks. The Company is currently unable to predict the outcome of this litigation or reasonably estimate the amount of any loss that may result from the litigation and will continue to assess these conclusions as the litigation progresses.

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

17. Subsequent Events

The Notes Offering

On October 9, 2026 (the “Settlement Date”), McGraw-Hill Education, Inc. (the “Issuer”) completed the issuance of $400,000 in aggregate principal amount of 8.000% senior secured notes due 2033 (the “2026 Secured Notes”) in a private offering (the “Offering”). The 2026 Secured Notes bear interest at a rate of 8.000% per annum, payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2027.

The proceeds of the Offering, together with borrowings under the A&R Term Loan Facility (as defined below), were used by the Issuer to (i) redeem in full the Issuer’s outstanding 2022 Secured Notes on the Settlement Date, and (ii) refinance the A&E Term Loan Facility.

Amended and Restated Cash Flow Credit Agreement

On October 9, 2026, concurrently with the completion of the Offering, the Issuer entered into the Amendment and Restatement Agreement No. 1 (the “Amendment and Restatement Agreement”), which amends and restates its existing Cash Flow Credit Agreement, dated as of July 30, 2021 (as previously amended from time to time and as so amended and restated pursuant to the Amendment and Restatement Agreement, the “A&R Cash Flow Credit Agreement”).

The A&R Cash Flow Credit Agreement provides for (i) a $930,000 senior secured term loan facility, which matures on October 7, 2033 (the “A&R Term Loan Facility”), which refinanced the Issuer’s existing A&E Term Loan Facility and (ii) a senior secured revolving credit facility with an aggregate principal

MCGRAW HILL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except for share and per share data)
amount of $150,000 of available commitments, which matures on October 9, 2031 (the “A&R Cash Flow Revolving Credit Facility”), which replaced the Issuer’s existing A&E Cash Flow Revolving Facility, which had $111,250 of available commitments as of September 30, 2026. The A&R Term Loan Facility is repayable in quarterly installments of $2,325.

The term loans issued pursuant to the A&R Term Loan Facility and the revolving credit facility loans issued pursuant to the A&R Cash Flow Revolving Credit Facility, in each case, will bear interest at a floating rate per annum equal to, at the Issuer’s option, either (i) SOFR plus 2.75% or (ii) a base rate determined in accordance with the A&R Cash Flow Credit Agreement plus 1.75%.

Amendment to ABL Revolving Credit Facility Agreement

On October 9, 2026, concurrently with the completion of the Offering, the Issuer entered into Amendment No. 4 to the ABL Revolving Credit Agreement which, among other things, extends the maturity date of the revolving credit facility thereunder to October 9, 2031.

In connection with the refinancing transactions described above, the Company incurred debt issuance costs and other third-party fees of approximately $22,000.

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

For the six months ended September 30, 2026 and 2025, we generated revenue of $1,182.1 million and $1,204.9 million, respectively, and a net income (loss) of $144.2 million and $105.8 million, respectively. For the six months ended September 30, 2026 and 2025, we generated Adjusted EBITDA of $457.7 million and $477.8 million, respectively. See “—Key Operating Metrics” and “—Non-GAAP Financial Measures.”

Key Operating Metrics

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Re-occurring Revenue and Transactional Revenue

Re-occurring Revenue represents revenue from offerings that are generally sold as digital subscriptions and multi-year print products. Revenue from digital subscriptions, which are paid for at the time of sale or shortly thereafter, is recognized ratably over the term of the subscription period as the performance obligation is satisfied. For multi-year print products (e.g., workbooks), which are paid for at the beginning of the contract period, each academic year represents a distinct performance obligation. Revenue is recognized upon delivery to the customer for each respective academic year. Re-occurring Revenue serves as a key operating metric used by management as it offers valuable insight into the subscription-based nature of our business. For the six months ended September 30, 2026 and 2025, Re-occurring Revenue represented approximately 71% and 67% of total revenue, respectively.

Transactional Revenue includes revenue from both print and digital offerings. Revenue from print offerings is recognized at the point of shipment and revenue from digital offerings are recognized at the time of delivery. In addition, revenues for amounts billed to customers in a sales transaction for shipping and handling are included in Transactional Revenue. For the six months ended September 30, 2026 and 2025, Transactional Revenue represented approximately 29% and 33% of total revenue, respectively.

Annual Net Dollar Retention

We believe that our ability to retain and grow Re-occurring Revenue from our existing customers over time strengthens the stability and predictability of our total revenue base and is reflective of the value we deliver to them through upselling and cross selling across our suite of solutions to our existing customers. We assess our performance in our Higher Education and Global Professional segments using Annual Net Dollar Retention (“NDR”), which serves as a key operating metric used by management for evaluating the trajectory of digital subscription revenue growth within our existing customer base. Our ability to retain existing customers serves as a leading indicator of our digital subscription-based revenues and cash flows for the subsequent reporting period. It encompasses renewals, expansions, contractions, price increases, and attrition, providing valuable insights into customer engagement and satisfaction.

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

Remaining Performance Obligations

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

Re-occurring Revenue and Transactional Revenue for the Three and Six Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026			2025
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$199,470	$125,140	$324,610	$216,236	$142,911	$359,147
Higher Education	170,607	42,880	213,487	161,679	51,283	212,962
Global Professional	26,022	12,693	38,715	24,655	15,153	39,808
International	17,972	33,168	51,140	19,824	30,521	50,345
Other	—	4,254	4,254	—	6,925	6,925
Total Revenue	$414,071	$218,135	$632,206	$422,394	$246,793	$669,187

	Six Months Ended September 30,
	2026			2025
	Re-occurring Revenue	Transactional Revenue	Total	Re-occurring Revenue	Transactional Revenue	Total
K-12	$396,065	$202,949	$599,014	$399,877	$230,201	$630,078
Higher Education	352,709	60,614	413,323	321,231	74,110	395,341
Global Professional	51,162	22,368	73,530	48,312	26,655	74,967
International	39,699	56,671	96,370	40,588	61,221	101,809
Other	—	(128)	(128)	—	2,702	2,702
Total Revenue	$839,635	$342,474	$1,182,109	$810,008	$394,889	$1,204,897

NDR as of March 31, 2026, 2025 and 2024

	Year Ended March 31,
	2026	2025	2024
NDR
Higher Education	114%	110%	110%
Global Professional	101%	105%	103%

RPO as of September 30, 2026 and as of March 31, 2026

	September 30, 2026			March 31, 2026
	Current	Non-Current	Total	Current	Non-Current	Total
RPO by Segment:
K-12	$540,316	$748,661	$1,288,977	$477,183	$772,190	$1,249,373
Higher Education	327,133	59,462	386,595	268,649	53,350	321,999
Global Professional	58,257	5,875	64,132	58,186	7,791	65,977
International	47,341	2,384	49,725	30,394	2,670	33,064
Other	1,072	—	1,072	945	—	945
Total RPO	$974,119	$816,382	$1,790,501	$835,357	$836,001	$1,671,358

Results of Operations
The following tables set forth certain consolidated financial information for the three months ended September 30, 2026 and 2025. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Consolidated Operating Results for the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$632,206	$669,187	$(36,981)	(5.5)%
Cost of sales (excluding depreciation and amortization)	131,756	139,077	(7,321)	(5.3)%
Gross profit	500,450	530,110	(29,660)	(5.6)%
Operating expenses
Operating and administrative expenses	286,397	299,477	(13,080)	(4.4)%
Depreciation	20,560	17,723	2,837	16.0%
Amortization of intangibles	52,441	56,385	(3,944)	(7.0)%
Total operating expenses	359,398	373,585	(14,187)	(3.8)%
Operating income (loss)	141,052	156,525	(15,473)	(9.9)%
Interest expense (income), net	46,282	55,940	(9,658)	(17.3)%
(Gain) loss on extinguishment of debt	1,768	16,361	(14,593)	n/m
Income (loss) from operations before taxes	93,002	84,224	8,778	10.4%
Income tax provision (benefit)	6,623	(21,060)	27,683	(131.4)%
Net income (loss)	$86,379	$105,284	$(18,905)	(18.0)%

Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue by Segment:
K-12	$324,610	$359,147	$(34,537)	(9.6)%
Higher Education	213,487	212,962	525	0.2%
Global Professional	38,715	39,808	(1,093)	(2.7)%
International	51,140	50,345	795	1.6%
Other	4,254	6,925	(2,671)	n/m
Total Revenue	$632,206	$669,187	$(36,981)	(5.5)%

Revenue for the three months ended September 30, 2026 and 2025 was $632.2 million and $669.2 million, respectively, representing a decrease of $37.0 million, or 5.5%. The decrease was driven by the segment factors described below.

K-12

K-12 revenue for the three months ended September 30, 2026 and 2025 was $324.6 million and $359.1 million, respectively, representing a decrease of $34.5 million, or 9.6%. The decrease was primarily attributable to lower Transactional Revenue of approximately $17.8 million, driven by lower than target market share capture related to current period market opportunities in California and Texas and lower Re-occurring Revenue of approximately $16.7 million, primarily due to lower sales and the timing of deferred revenue recognition.

Higher Education

Higher Education revenue for the three months ended September 30, 2026 and 2025 was $213.5 million and $213.0 million, respectively, representing an increase of $0.5 million, or 0.2%. The increase was primarily due to:

•higher Re-occurring Revenue of approximately $8.9 million, primarily due to the timing of deferred revenue recognition associated with the increased adoption of digital products, including growth in Inclusive Access sales, market share gains and favorable pricing; partially offset by

•lower Transactional Revenue of approximately $8.4 million, primarily due to the continued adoption of digital products and the favorable impact of lower product returns in the prior year.

Global Professional

Global Professional revenue for the three months ended September 30, 2026 and 2025 was $38.7 million and $39.8 million, respectively, representing a decrease of $1.1 million, or 2.7%. The decrease was primarily due to lower Transactional Revenue of approximately $2.5 million, reflecting the continued execution of the strategic initiative to sunset non-core print titles and to focus on core digital re-occurring products. This decrease was partially offset by an increase in digital Re-occurring Revenue of approximately $1.4 million, reflecting continued growth in digital subscriptions.

International

International revenue for the three months ended September 30, 2026 and 2025 was $51.1 million and $50.3 million, respectively, representing an increase of $0.8 million, or 1.6%. The increase was primarily driven by the fulfillment of customer shipments in the Middle East that had been delayed from the first quarter, partially offset by lower higher education enrollments in Canada and the timing of K-12 sales in Spain associated with K-12 curriculum reform.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales (excluding depreciation and amortization) for the three months ended September 30, 2026 and 2025 was $131.8 million and $139.1 million, respectively, representing a decrease of $7.3 million, or 5.3%. The decrease was primarily due to:

•lower manufacturing and other direct fulfillment costs of approximately $9.3 million, primarily due to lower Transactional Revenue from print offerings in the K-12 and Higher Education segments and the continued execution of the strategic initiative to sunset non-core print titles in the Global Professional segment; partially offset by

•higher royalty costs of approximately $2.0 million, primarily due to the recognition of deferred royalties associated with prior year sales in the K-12 segment.

Operating and Administrative Expenses

Operating and administrative expenses for the three months ended September 30, 2026 and 2025 was $286.4 million and $299.5 million, respectively, representing a decrease of $13.1 million, or 4.4%. The decrease was primarily due to:

•lower stock-based compensation of approximately $29.4 million, due to the recognition of cumulative stock-based compensation expense in connection with the Company’s initial public offering in the prior-year period;

•lower annual incentive compensation expense of approximately $6.5 million, primarily due to the higher incentive payments recognized in the prior year as a result of a stronger than expected business performance; partially offset by
•higher salaries and wages of approximately $9.4 million, primarily due to an annual merit-based compensation increase and headcount growth;
•higher operating expenses of approximately $6.8 million, primarily due to increased marketing and sales costs associated with strategic initiatives, increased third-party software usage to support ongoing technology initiatives and higher restructuring costs related to cost optimization initiatives; and

•higher amortization of product development costs of approximately $6.6 million, primarily related to the K-12 segment.

Depreciation and Amortization of Intangibles

Depreciation and amortization expenses for the three months ended September 30, 2026 and 2025 were $73.0 million and $74.1 million, respectively, representing a decrease of $1.1 million, or 1.5%. The decrease was driven primarily by lower amortization expense related to the use of an accelerated method of amortization for our content intangible assets, partially offset by higher amortization expense related to software development projects that were completed and put into service during the period.

Interest Expense (Income), Net

Interest expense (income), net, for the three months ended September 30, 2026 and 2025 was $46.3 million and $55.9 million, respectively, representing a decrease of $9.7 million, or 17.3%. The decrease was primarily driven by lower total debt outstanding following (i) the repayment of $206.7 million of borrowings under the A&E Term Loan Facility during the second half of fiscal year 2026, and (ii) the repayment of $40.0 million aggregate principal amount of the 2022 Unsecured Notes during the fourth quarter of fiscal year 2026. The decrease also reflects lower interest rates on the A&E Term Loan Facility following the repricing transaction (as defined in the Cash Flow Credit Agreement), which closed on September 8, 2025, reducing the applicable Term SOFR margin by 50 basis points.

(Gain) Loss on Extinguishment of Debt

During the three months ended September 30, 2026, we recorded a loss on extinguishment of debt of $1.8 million, inclusive of the accelerated amortization of unamortized debt discount and deferred financing costs, in connection with the repayment of $50.0 million of debt outstanding under the A&E Term Loan Facility on September 30, 2026.

During the three months ended September 30, 2025, we recorded a loss on extinguishment of debt of $16.4 million, inclusive of the accelerated amortization of unamortized debt discount and deferred financing costs, in connection with the repayment of $385.7 million of debt outstanding under the A&E Term Loan Facility upon the closing of the Company's initial public offering on July 25, 2025.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the three months ended September 30, 2026 was $6.6 million and the effective tax rate was 7.1%. The effective tax rate differed from the statutory rate due to non-deductible employee compensation, U.S. research and development credit, and the expected decrease in the valuation allowance on domestic deferred tax assets.

Income tax provision (benefit) for the three months ended September 30, 2025 was $(21.1) million and the effective tax rate was (25.0)%. The effective tax rate differed from the statutory rate due to an expected decrease in the valuation allowance on domestic deferred tax assets due to the enactment of the OBBBA. The acceleration of deductibility of software development, interest, and tangible personal property expenditures significantly reduced our domestic income tax payable for the fiscal year ended March 31, 2026.

For the three months ended September 30, 2026 and 2025, a valuation allowance continues to be recorded for certain foreign deferred tax assets due to negative evidence of cumulative book losses.

Adjusted EBITDA by Segment for the Three Months Ended September 30, 2026 and 2025

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

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Adjusted EBITDA:
K-12	$142,355	$171,953	$(29,598)	(17.2)%
Higher Education	86,860	89,028	(2,168)	(2.4)%
Global Professional	14,186	11,504	2,682	23.3%
International	4,819	7,381	(2,562)	(34.7)%
Other	2,395	6,540	(4,145)	n/m

K-12

K-12 Adjusted EBITDA for the three months ended September 30, 2026 and 2025 was $142.4 million and $172.0 million, respectively, representing a decrease of $29.6 million, or 17.2%. The decrease was primarily due to the decrease in revenue of approximately $34.5 million as discussed under “—Consolidated Operating Results for the Three Months Ended September 30, 2026 and 2025—K-12”, partially offset by approximately $4.9 million of lower cost of sales, primarily due to lower manufacturing costs associated with lower Transactional Revenue from print offerings.

Higher Education

Higher Education Adjusted EBITDA for the three months ended September 30, 2026 and 2025 was $86.9 million and $89.0 million, respectively, representing a decrease of $2.2 million, or 2.4%. The decrease was primarily due to:

•higher salaries and wages of approximately $2.5 million, primarily due to an annual merit-based compensation increase and headcount growth; and

•higher allowance for credit losses of approximately $1.2 million, due to the increase in the accounts receivable balance of customers with higher risk characteristics; partially offset by

•lower cost of sales of approximately $1.5 million, primarily due to lower manufacturing and other direct fulfillment costs due to the increased adoption of digital products.

Global Professional

Global Professional Adjusted EBITDA for the three months ended September 30, 2026 and 2025 was $14.2 million and $11.5 million, respectively, representing an increase of $2.7 million or 23.3%. The increase was primarily due to lower cost of sales of approximately $3.8 million, primarily driven by lower manufacturing costs associated with lower Transactional Revenue from print offerings and changes in product sales mix, partially offset by the $1.1 million decrease in revenue as discussed under “—Consolidated Operating Results for the Three Months Ended September 30, 2026 and 2025—Global Professional”.

International

International Adjusted EBITDA for the three months ended September 30, 2026 and 2025 was $4.8 million and $7.4 million, respectively, representing a decrease of $2.6 million, or 34.7%. The decrease was primarily due to higher cost of sales of approximately $3.4 million, primarily due to higher manufacturing costs associated with higher Transactional Revenue from print offerings, partially offset by the $0.8 million increase in revenue as discussed under “—Consolidated Operating Results for the Three Months Ended September 30, 2026 and 2025—International”.

Consolidated Operating Results for the Six Months Ended September 30, 2026 and 2025

	Six Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$1,182,109	$1,204,897	$(22,788)	(1.9)%
Cost of sales (excluding depreciation and amortization)	242,460	262,461	(20,001)	(7.6)%
Gross profit	939,649	942,436	(2,787)	(0.3)%
Operating expenses
Operating and administrative expenses	541,466	541,026	440	0.1%
Depreciation	36,908	34,910	1,998	5.7%
Amortization of intangibles	105,941	113,750	(7,809)	(6.9)%
Total operating expenses	684,315	689,686	(5,371)	(0.8)%
Operating income (loss)	255,334	252,750	2,584	1.0%
Interest expense (income), net	92,052	114,714	(22,662)	(19.8)%
(Gain) loss on extinguishment of debt	1,768	16,361	(14,593)	n/m
Income (loss) from operations before taxes	161,514	121,675	39,839	32.7%
Income tax provision (benefit)	17,275	15,889	1,386	8.7%
Net income (loss)	$144,239	$105,786	$38,453	36.3%

Revenue

	Six Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue by Segment:
K-12	$599,014	$630,078	$(31,064)	(4.9)%
Higher Education	413,323	395,341	17,982	4.5%
Global Professional	73,530	74,967	(1,437)	(1.9)%
International	96,370	101,809	(5,439)	(5.3)%
Other	(128)	2,702	(2,830)	n/m
Total Revenue	$1,182,109	$1,204,897	$(22,788)	(1.9)%

Revenue for the six months ended September 30, 2026 and 2025 was $1,182.1 million and $1,204.9 million, respectively, representing a decrease of $22.8 million, or 1.9%. The decrease was driven by the segment factors described below.

K-12

K-12 revenue for the six months ended September 30, 2026 and 2025 was $599.0 million and $630.1 million, respectively, representing a decrease of $31.1 million, or 4.9%. The decrease was primarily attributable to lower Transactional Revenue of approximately $27.3 million, driven by lower than target market share capture related to current period market opportunities in California and Texas and lower Re-occurring Revenue of approximately $3.8 million, primarily due to lower sales and the timing of deferred revenue recognition.

Higher Education

Higher Education revenue for the six months ended September 30, 2026 and 2025 was $413.3 million and $395.3 million, respectively, representing an increase of $18.0 million, or 4.5%. The increase was primarily due to:

•higher Re-occurring Revenue of approximately $31.5 million, primarily due to the timing of deferred revenue recognition associated with the increased adoption of digital products, including growth in Inclusive Access sales, market share gains and favorable pricing; partially offset by

•lower Transactional Revenue of approximately $13.5 million, primarily due to the continued adoption of digital products and the favorable impact of lower product returns in the prior year.

Global Professional

Global Professional revenue for the six months ended September 30, 2026 and 2025 was $73.5 million and $75.0 million, respectively, representing a decrease of $1.4 million, or 1.9%. The decrease was primarily due to lower Transactional Revenue of approximately $4.3 million, reflecting the continued execution of the strategic initiative to sunset non-core print titles and to focus on core digital re-occurring products. This decrease was partially offset by an increase in digital Re-occurring Revenue of approximately $2.9 million, reflecting continued growth in digital subscriptions.

International

International revenue for the six months ended September 30, 2026 and 2025 was $96.4 million and $101.8 million, respectively, representing a decrease of $5.4 million, or 5.3%. The decrease was primarily driven by lower higher education enrollments in Canada and the timing of K-12 sales in Spain associated with K-12 curriculum reform, partially offset by sales growth in the Middle East K-12 market.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales (excluding depreciation and amortization) for the six months ended September 30, 2026 and 2025 was $242.5 million and $262.5 million, respectively, representing a decrease of $20.0 million, or 7.6%. The decrease was primarily due to:

•lower manufacturing and other direct fulfillment costs of approximately $22.4 million, primarily due to lower Transactional Revenue from print offerings in the K-12 and Higher Education segments and the continued execution of the strategic initiative to sunset non-core print titles in the Global Professional segment; partially offset by

•higher royalty costs of approximately $2.4 million, primarily due to the timing of deferred royalty cost recognition within Higher Education, resulting from the growth in Re-occurring Revenue.

Operating and Administrative Expenses

Operating and administrative expenses for the six months ended September 30, 2026 and 2025 was $541.5 million and $541.0 million, respectively, representing an increase of $0.4 million, or 0.1%. The increase was primarily due to:

•higher salaries and wages of approximately $18.6 million, primarily due to an annual merit-based compensation increase and headcount growth;

•higher operating expenses of approximately $15.5 million, primarily due to increased marketing and sales costs associated with strategic initiatives, increased third-party software usage to support ongoing technology initiatives and higher restructuring costs related to cost optimization initiatives; and

•higher amortization of product development costs of approximately $6.9 million, primarily related to the K-12 segment; partially offset by

•lower stock-based compensation of approximately $25.5 million, due to the recognition of cumulative stock-based compensation expense in connection with the Company’s initial public offering in the prior-year period;

•a gain of approximately $7.5 million in the current period, resulting from the sale of intellectual property to a third-party;

•lower annual incentive compensation expense of approximately $4.5 million, primarily due to the higher incentive payments recognized in the prior year as a result of a stronger than expected business performance; and

•lower advisory fees of approximately $3.1 million, reflecting the termination of the Advisory Agreement with Platinum Advisors following the consummation of our initial public offering.

Depreciation and Amortization of Intangibles

Depreciation and amortization expenses for the six months ended September 30, 2026 and 2025 were $142.8 million and $148.7 million, respectively, representing a decrease of $5.8 million, or 3.9%. The decrease was driven primarily by lower amortization expense related to the use of an accelerated method of amortization for our content intangible assets, as well as lower amortization expense related to certain cloud computing arrangements that became fully amortized during the prior fiscal year. This was partially offset by higher amortization expense related to software development projects that were completed and put into service during the period.

Interest Expense (Income), Net

Interest expense (income), net, for the six months ended September 30, 2026 and 2025 was $92.1 million and $114.7 million, respectively, representing a decrease of $22.7 million, or 19.8%. The decrease was primarily driven by lower total debt outstanding following (i) the repayment of $385.7 million of borrowings under the A&E Term Loan Facility using net proceeds from our initial public offering on July 25, 2025, (ii) the repayment of an additional $206.7 million of borrowings under the A&E Term Loan Facility during the second half of fiscal year 2026, and (iii) the repayment of $40.0 million aggregate principal amount of the 2022 Unsecured Notes during the fourth quarter of fiscal year 2026. The decrease also reflects lower interest rates on the A&E Term Loan Facility following the repricing transaction (as defined in the Cash Flow Credit Agreement), which closed on September 8, 2025, reducing the applicable Term SOFR margin by 50 basis points.

(Gain) Loss on Extinguishment of Debt

During the six months ended September 30, 2026, we recorded a loss on extinguishment of debt of $1.8 million, inclusive of the accelerated amortization of unamortized debt discount and deferred financing costs, in connection with the repayment of $50.0 million of debt outstanding under the A&E Term Loan Facility on September 30, 2026.

During the six months ended September 30, 2025, we recorded a loss on extinguishment of debt of $16.4 million, inclusive of the accelerated amortization of unamortized debt discount and deferred financing costs, in connection with the repayment of $385.7 million of debt outstanding under the A&E Term Loan Facility upon the closing of the Company's initial public offering on July 25, 2025.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the six months ended September 30, 2026 was $17.3 million and the effective tax rate was 10.7%. The effective tax rate differed from the statutory rate due to non-deductible employee compensation, U.S. research and development credit, and the expected decrease in the valuation allowance on domestic deferred tax assets.

Income tax provision (benefit) for the six months ended September 30, 2025 was $15.9 million and the effective tax rate was 13.1%. The effective tax rate differed from the statutory rate due to an expected decrease in the valuation allowance on domestic deferred tax assets due to the enactment of the OBBBA. The acceleration of deductibility of software development, interest, and tangible personal property expenditures significantly reduced our domestic income tax payable for the fiscal year ended March 31, 2026.

For the six months ended September 30, 2026 and 2025, a valuation allowance continues to be recorded for certain foreign deferred tax assets due to negative evidence of cumulative book losses.

Adjusted EBITDA by Segment for the Six Months Ended September 30, 2026 and 2025

Adjusted EBITDA by segment is determined and presented in accordance with ASC Topic 280, Segment Reporting. Adjusted EBITDA by segment is a measure used by our chief operating decision maker to assess the performance of our segments. We exclude from Adjusted EBITDA by segment: interest expense (income), net, income tax provision (benefit), depreciation, amortization and pre-publication amortization and certain transactions or adjustments that our chief operating decision maker does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. In addition, Adjusted EBITDA by segment is calculated in a manner consistent with the definition and meaning of our Adjusted EBITDA Non-GAAP measure, see “—Non-GAAP Financial Measures—EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin.”

	Six Months Ended September 30,
	2026	2025	$ Change	% Change
Adjusted EBITDA:
K-12	$256,853	$268,346	$(11,493)	(4.3)%
Higher Education	173,894	166,787	7,107	4.3%
Global Professional	22,877	22,770	107	0.5%
International	8,071	14,589	(6,518)	(44.7)%
Other	(4,034)	5,330	(9,364)	n/m

K-12

K-12 Adjusted EBITDA for the six months ended September 30, 2026 and 2025 was $256.9 million and $268.3 million, respectively, representing a decrease of $11.5 million, or 4.3%. The decrease was primarily due to:

•a decrease in revenue of approximately $31.1 million as discussed under “—Consolidated Operating Results for the Six Months Ended September 30, 2026 and 2025—K-12”;

•higher operating expenses of approximately $2.8 million, primarily due to increased promotional sample expense incurred in advance of market opportunities in fiscal year 2027 and increased marketing and sales costs associated with strategic initiatives; partially offset by

•lower cost of sales of approximately $8.9 million, primarily due to lower manufacturing costs associated with lower Transactional Revenue from print offerings;

•a gain of approximately $7.5 million in the current period, resulting from the sale of intellectual property to a third-party; and

•lower selling and marketing expense, primarily driven by lower depository sales commission of approximately $6.0 million, due to state sales product mix.

Higher Education

Higher Education Adjusted EBITDA for the six months ended September 30, 2026 and 2025 was $173.9 million and $166.8 million, respectively, representing an increase of $7.1 million, or 4.3%. The increase was primarily due to:

•an increase in revenue of $18.0 million as discussed under “—Consolidated Operating Results for the Six Months Ended September 30, 2026 and 2025—Higher Education”; partially offset by

•higher selling and marketing expense, driven by higher sales commission of approximately $5.6 million, consistent with the growth in revenue;

•higher salaries and wages of approximately $3.3 million, primarily due to an annual merit-based compensation increase and headcount growth; and

•higher allowance for credit losses of approximately $2.0 million, due to the increase in the accounts receivable balance of customers with higher risk characteristics.

Global Professional

Global Professional Adjusted EBITDA for the six months ended September 30, 2026 and 2025 was $22.9 million and $22.8 million, respectively, representing an increase of $0.1 million or 0.5%. The increase was primarily due to:

•lower cost of sales of approximately $4.4 million, primarily due to lower manufacturing costs associated with lower Transactional Revenue from print offerings and changes in product sales mix; partially offset by

•higher operating expense of approximately $2.9 million, primarily due to higher salaries and wages resulting from annual merit-based compensation increases and increased marketing and sales costs to support go-to-market initiatives; and

•a decrease in revenue of $1.4 million as discussed under “—Consolidated Operating Results for the Six Months Ended September 30, 2026 and 2025—Global Professional”.

International

International Adjusted EBITDA for the six months ended September 30, 2026 and 2025 was $8.1 million and $14.6 million, respectively, representing a decrease of $6.5 million, or 44.7%. The decrease was primarily due to:

•a decrease in revenue of $5.4 million as discussed under “—Consolidated Operating Results for the Six Months Ended September 30, 2026 and 2025—International”;

•higher cost of sales of approximately $0.6 million, primarily due to higher manufacturing costs associated with higher Transactional Revenue from print sales; and

•higher salaries and wages of approximately $0.5 million, primarily due to an annual merit-based compensation increase.

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

The tables below provide reconciliations of each of the non-GAAP financial measures to the most directly comparable GAAP financial measure on a consolidated basis for the three and six months ended September 30, 2026 and 2025.

Reconciliations of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$86,379	$105,284	$144,239	$105,786
Interest expense (income), net	46,282	55,940	92,052	114,714
Income tax provision (benefit)	6,623	(21,060)	17,275	15,889
Depreciation, amortization and product development amortization	98,326	92,822	181,802	180,676
EBITDA	$237,610	$232,986	$435,368	$417,065
Restructuring and cost savings implementation charges (a)	4,158	1,774	7,904	4,880
Advisory fees (b)	—	625	—	3,125
Transaction and integration costs (c)	313	170	313	270
Stock-based compensation (d)	1,660	31,076	5,544	31,076
Gain (loss) on extinguishment of debt (e)	1,768	16,361	1,768	16,361
Other (f)	5,106	3,414	6,764	5,045
Adjusted EBITDA (g)	$250,615	$286,406	$457,661	$477,822

Total Revenue	$632,206	$669,187	$1,182,109	$1,204,897
Net income (loss) margin	13.7%	15.7%	12.2%	8.8%
Adjusted EBITDA Margin	39.6%	42.8%	38.7%	39.7%
__________________
(a) Represents severance and other expenses associated with headcount reductions and other cost savings initiated as part of our formal restructuring initiatives.
(b) For the three and six months ended September 30, 2025, represents the pro rata portion of the annual $10.0 million of advisory fees paid to Platinum Advisors pursuant to the Advisory Agreement (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering).
(c) This primarily represents transaction and integration costs associated with acquisitions.
(d) Represents stock-based compensation expense related to awards granted to our employees, directors and consultants under the Company's long-term incentive plans.
(e) For the three and six months ended September 30, 2026 and 2025, represents the accelerated amortization of debt discount and deferred financing costs associated with the repayments of debt outstanding under the A&E Term Loan Facility of $50.0 million on September 30, 2026 and $385.7 million in connection with our initial public offering on July 25, 2025, respectively.
(f) For the three months ended September 30, 2026 and 2025, this amount represents (i) foreign currency exchange transaction impact of $0.6 million and $0.1 million, respectively, (ii) non-recurring expenses related to strategic initiatives, including marketing, consulting, and non-operational costs associated with the market introduction of a new product launch of $3.6 million and $1.7 million, respectively, (iii) reimbursements of expenses paid to Platinum Advisors incurred in connection with its services under the Advisory Agreement (which was terminated on July 25, 2025 in connection with the consummation of our initial public offering) of nil and $0.1 million, respectively, (iv) non-recurring transaction-related costs associated with the initial public offering that were expensed as incurred of nil and $0.9 million, respectively, and (v) the impact of additional insignificant earnings or charges resulting from matters that we do not consider indicative of our ongoing operations of $0.9 million and $0.6 million, respectively, that are primarily related to individually insignificant miscellaneous items, including asset dispositions, third-party consulting and advisory fees associated with system and process rationalization initiatives, as well as certain additional payments related to incremental insurance premiums and policies as a result of the Platinum acquisition that did not renew after the consummation of our initial public offering.
For the six months ended September 30, 2026 and 2025, this amount represents (i) foreign currency exchange transaction impact of $(0.1) million and $(1.8) million, respectively, (ii) non-recurring expenses related to strategic initiatives, including marketing, consulting, and non-operational costs associated with the market introduction of a new product launch of $6.3 million and $2.5 million, respectively, (iii) reimbursements of expenses paid to Platinum Advisors incurred in connection with its services under the Advisory Agreement (which was terminated on July 25,

2025 in connection with the consummation of our initial public offering) of nil and $0.2 million, respectively, (iv) non-recurring transaction-related costs associated with the initial public offering that were expensed as incurred of nil and $2.8 million, respectively and (v) the impact of additional insignificant earnings or charges resulting from matters that we do not consider indicative of our ongoing operations of $0.6 million and $1.3 million, respectively, that are primarily related to individually insignificant miscellaneous items, including asset dispositions, third-party consulting and advisory fees associated with system and process rationalization initiatives, as well as certain additional payments related to incremental insurance premiums and policies as a result of the Platinum acquisition that did not renew after the consummation of our initial public offering.
(g) The purchase accounting and impairment charge adjustments included in the definition of Adjusted EBITDA are not presented in the table above, as there were no such charges recognized during the three and six months ended September 30, 2026 and 2025.

Reconciliations of Adjusted net income (loss) and Adjusted basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss)	$86,379	$105,284	$144,239	$105,786
Amortization of intangible assets (1)	52,385	56,211	105,726	113,379
Restructuring and cost savings implementation charges (2)	4,158	1,774	7,904	4,880
Advisory fees (2)	—	625	—	3,125
Transaction and integration costs (2)	313	170	313	270
Stock-based compensation (2)	1,660	31,076	5,544	31,076
Gain (loss) on extinguishment of debt (2)	1,768	16,361	1,768	16,361
Other (2)	5,106	3,414	6,764	5,045
Tax impact of adjustments(3)	(7,206)	46,124	(14,942)	(18,591)
Adjusted net income (loss)	$144,563	$261,039	$257,316	$261,331

Basic earnings (loss) per share	$0.45	$0.57	$0.75	$0.60
Diluted earnings (loss) per share	$0.45	$0.57	$0.75	$0.60
Adjusted basic earnings (loss) per share	$0.76	$1.41	$1.35	$1.49
Adjusted diluted earnings (loss) per share	$0.75	$1.40	$1.34	$1.48
Basic weighted-average shares outstanding	191,300,653	185,169,128	191,274,274	175,941,027
Diluted weighted-average shares outstanding	191,497,048	185,832,674	191,403,048	176,274,613
_____________
(1) Represents amortization of definite-lived acquired intangible assets.
(2) Represents the same adjustments used in calculating EBITDA and Adjusted EBITDA.
(3) Represents the tax impact of the adjustments, which are pre-tax, based upon the estimated annual effective income tax rate.

Reconciliations of Non-GAAP operating and administrative expenses:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating and administrative expenses	$286,397	$299,477	$541,466	$541,026
Restructuring and cost savings implementation charges	(4,158)	(1,774)	(7,904)	(4,880)
Advisory fees	—	(625)	—	(3,125)
Transaction and integration costs	(313)	(170)	(313)	(270)
Amortization of product development costs	(25,325)	(18,714)	(38,953)	(32,016)
Stock-based compensation	(1,660)	(31,076)	(5,544)	(31,076)
Other	(5,106)	(3,414)	(6,764)	(5,045)
Adjusted operating and administrative expenses (1)	$249,835	$243,704	$481,988	$464,614

Selling and marketing	$103,147	$99,964	$197,931	$187,361
Stock-based compensation	(128)	(1,141)	(354)	(1,141)
Other	(2,878)	(1,180)	(4,764)	(1,601)
Adjusted selling and marketing expenses (1)	$100,141	$97,643	$192,813	$184,619

General and administrative	$88,662	$111,148	$175,474	$186,540
Restructuring and cost savings implementation charges	(4,158)	(1,774)	(7,904)	(4,880)
Advisory fees	—	(625)	—	(3,125)
Transaction and integration costs	(313)	(170)	(313)	(270)
Stock-based compensation	(1,510)	(24,794)	(4,579)	(24,794)
Other	(1,642)	(1,849)	(855)	(2,752)
Adjusted general and administrative expenses (1)	$81,039	$81,936	$161,823	$150,719

Research and development	$69,263	$69,651	$129,108	$135,109
Stock-based compensation	(22)	(5,141)	(611)	(5,141)
Other	(586)	(385)	(1,145)	(692)
Adjusted research and development expenses (1)	$68,655	$64,125	$127,352	$129,276
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

Quarterly Results of Operations

The following tables set forth certain historical consolidated financial information for each of the quarters in the two-year period ended September 30, 2026. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	March 31, 2025		March 31, 2026				March 31, 2027
($ in thousands; unaudited)	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026	Third Quarter 2026	Fourth Quarter 2026	First Quarter 2027	Second Quarter 2027
Revenue	$416,493	$473,262	$535,710	$669,187	$434,162	$463,722	$549,903	$632,206
Cost of sales (excluding depreciation and amortization)	65,253	78,393	123,384	139,077	63,844	74,834	110,704	131,756
Gross profit	351,240	394,869	412,326	530,110	370,318	388,888	439,199	500,450
Operating expenses
Operating and administrative expenses	250,095	292,535	241,549	299,477	257,201	282,023	255,069	286,397
Depreciation	17,707	16,240	17,187	17,723	27,308	19,767	16,348	20,560
Amortization of intangibles	59,279	58,322	57,365	56,385	55,417	54,460	53,500	52,441
Impairment charge	—	—	—	—	—	39,000	—	—
Total operating expenses	327,081	367,097	316,101	373,585	339,926	395,250	324,917	359,398
Operating income (loss)	24,159	27,772	96,225	156,525	30,392	(6,362)	114,282	141,052
Interest expense (income), net	68,877	63,547	58,774	55,940	47,358	45,154	45,770	46,282
(Gain) loss on extinguishment of debt	—	—	—	16,361	8,183	1,222	—	1,768
Income (loss) from operations before taxes	(44,718)	(35,775)	37,451	84,224	(25,149)	(52,738)	68,512	93,002
Income tax provision (benefit)	8,210	121,092	36,949	(21,060)	(4,950)	(2,471)	10,652	6,623
Net income (loss)	$(52,928)	$(156,867)	$502	$105,284	$(20,199)	$(50,267)	$57,860	$86,379

	March 31, 2025		March 31, 2026				March 31, 2027
($ in thousands; unaudited)	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026	Third Quarter 2026	Fourth Quarter 2026	First Quarter 2027	Second Quarter 2027
Digital Revenue by Segment:
K-12	$107,976	$102,030	$108,597	$118,636	$103,513	$98,898	$113,919	$120,754
Higher Education	162,717	249,100	168,826	186,169	203,104	241,799	190,146	194,149
Global Professional	26,398	26,254	25,272	26,022	28,249	27,577	26,713	27,769
International	30,561	23,624	22,353	21,372	28,819	24,442	22,755	18,731
Other	—	—	—	—	—	—	—	—

Print Revenue by Segment:
K-12	$42,206	$38,800	$162,334	$240,511	$24,676	$27,315	$160,485	$203,856
Higher Education	19,043	5,014	13,553	26,793	22,259	16,451	9,690	19,338
Global Professional	9,133	12,102	9,887	13,786	7,990	11,293	8,102	10,946
International	14,328	19,401	29,111	28,973	15,242	16,373	22,475	32,409
Other	4,131	(3,063)	(4,223)	6,925	310	(426)	(4,382)	4,254

Total Revenue	$416,493	$473,262	$535,710	$669,187	$434,162	$463,722	$549,903	$632,206

	March 31, 2025		March 31, 2026				March 31, 2027
($ in thousands; unaudited)	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026	Third Quarter 2026	Fourth Quarter 2026	First Quarter 2027	Second Quarter 2027
Adjusted EBITDA by Segment:
K-12	$25,941	$2,418	$96,393	$171,953	$10,462	$6,156	$114,498	$142,355
Higher Education	80,847	118,047	77,759	89,028	107,780	115,259	87,034	86,860
Global Professional	10,172	11,823	11,266	11,504	11,024	11,803	8,691	14,186
International	6,436	5,185	7,208	7,381	4,082	3,240	3,252	4,819
Other	2,812	(5,822)	(1,210)	6,540	2,519	(5,883)	(6,429)	2,395

Liquidity and Capital Resources

($ in thousands)	September 30, 2026	March 31, 2026
Cash and cash equivalents	$232,955	$253,519
Current portion of long-term debt	13,170	13,170
Long-term debt	2,513,574	2,560,698
Finance lease obligations	14,176	16,063

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

We may from time to time seek to retire or repurchase our outstanding debt through tender offers, exchange offers, redemptions, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, applicable restrictions under our various financing arrangements and other factors.

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

Debt

A&E Cash Flow Credit Facilities

McGraw-Hill Education, Inc. and certain subsidiaries entered into a credit agreement dated July 30, 2021 (as amended from time to time, the “Cash Flow Credit Agreement”), which provides for (i) a term loan facility that, as of September 30, 2026, was scheduled to mature on August 6, 2031 (the “A&E Term Loan Facility”) and (ii) a revolving credit facility, which consists of $111.3 million of capacity that, as of September 30, 2026, was scheduled to mature on August 6, 2029 (the “A&E Cash Flow Revolving Facility”, and, together with the A&E Term Loan Facility, the “A&E Cash Flow Credit Facilities”) and $38.7 million of capacity that matured on July 30, 2026 (the “Non-Extended Cash Flow Revolver Facility”). There were no amendments to the Cash Flow Credit Agreement during the six months ended September 30, 2026. See Note 17, Subsequent Events, to the consolidated financial statements for information regarding the refinancing of the A&E Cash Flow Credit Facilities.

On September 30, 2026, McGraw-Hill Education, Inc. paid down $50.0 million of debt outstanding under its A&E Term Loan Facility. As a result, the Company recorded accelerated amortization of debt discount and deferred financing costs related to the A&E Term Loan Facility of $1.8 million, which were recorded within (gain) loss on extinguishment of debt in the consolidated statements of operations for the three and six months ended September 30, 2026.

As of September 30, 2026, the aggregate principal amount outstanding and fair value of the A&E Term Loan Facility was $498.3 million and $498.3 million, respectively, with a remaining contractual life of approximately 4.9 years. As of September 30, 2026, the interest rate for the A&E Term Loan Facility was 6.401% per annum.

As of September 30, 2026, the amount available under the A&E Cash Flow Revolving Facility was $111.3 million and there were no outstanding borrowings under the facility.

As of September 30, 2026, we were in compliance with all covenants or other requirements in the Cash Flow Credit Agreement.

A&E ABL Revolving Credit Facilities

McGraw-Hill Education, Inc. and certain subsidiaries entered into a revolving credit agreement dated July 30, 2021 (as amended from time to time, the “ABL Revolving Credit Agreement”) which provides for (i) a U.S. revolving credit facility of $265.0 million and (ii) a non-U.S. revolving credit facility of $35.0 million (together, the “A&E ABL Revolving Credit Facilities”). As of September 30, 2026, the A&E ABL Revolving Credit Facilities were scheduled to mature on August 6, 2029 and are not subject to amortization. There were no amendments to the ABL Revolving Credit Agreement entered into during the six months ended September 30, 2026. See Note 17, Subsequent Events, to the consolidated financial statements for information regarding the amendment to the A&E ABL Revolving Credit Facilities.

As of September 30, 2026, the amount available under the A&E ABL Revolving Credit Facilities was $300.0 million, subject to borrowing base capacity pursuant to the terms of the ABL Revolving Credit Agreement. Availability under the A&E ABL Revolving Credit Facilities excludes amounts outstanding for letters of credit in the amount of $5.4 million.

As of September 30, 2026, we were in compliance with all covenants or other requirements in the ABL Revolving Credit Agreement.

2024 Secured Notes

On August 6, 2024, we completed the issuance of $650.0 million aggregate principal amount of 7.375% senior secured notes due 2031 (the “2024 Secured Notes”).

As of September 30, 2026, the aggregate principal amount outstanding and fair value of the 2024 Secured Notes was approximately $650.0 million and $649.2 million, respectively, with a remaining contractual life of approximately 5.0 years.

As of September 30, 2026, we were in compliance with all covenants or other requirements in the indentures governing the 2024 Secured Notes.

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

As of September 30, 2026, the aggregate principal amount outstanding and fair value of the 2022 Secured Notes was approximately $828.5 million and $826.4 million, respectively, with a remaining contractual life of approximately 1.9 years. As of September 30, 2026, the aggregate principal amount outstanding and fair value of the 2022 Unsecured Notes was approximately $599.0 million and $596.0 million, respectively, with a remaining contractual life of approximately 2.9 years.

As of September 30, 2026, we were in compliance with all covenants or other requirements in the indentures governing the 2022 Notes.

Debt Refinancing

On October 9, 2026, McGraw-Hill Education, Inc. (the “Issuer”) completed the issuance of $400.0 million aggregate principal amount of 8.000% senior secured notes due 2033 (the “2026 Secured Notes”) in a private offering (the “Offering”). The proceeds of the Offering, together with borrowings under the A&R Term Loan Facility (as defined below), were used to redeem in full the Issuer’s outstanding 2022 Secured Notes and refinance the A&E Term Loan Facility.

Concurrently with the completion of the Offering, the Issuer amended and restated its existing Cash Flow Credit Agreement (the “A&R Cash Flow Credit Agreement”). The A&R Cash Flow Credit Agreement provides for (i) a $930.0 million senior secured term loan facility maturing on October 7, 2033 (the “A&R Term Loan Facility”), which refinanced the Issuer’s existing A&E Term Loan Facility, and (ii) a senior secured revolving credit facility with $150.0 million of available commitments maturing on October 9, 2031 (the “A&R Cash Flow Revolving Credit Facility”), which replaced the Issuer’s existing A&E Cash Flow Revolving Facility, which had $111.3 million of available commitments as of September 30, 2026.

Borrowings under the A&R Term Loan Facility and the A&R Cash Flow Revolving Credit Facility, in each case, will bear interest at a floating rate per annum equal to, at the Issuer’s option, either (i) SOFR plus 2.75% or (ii) a base rate determined in accordance with the A&R Cash Flow Credit Agreement plus 1.75%. The A&R Term Loan Facility is repayable in quarterly installments of approximately $2.3 million.

In addition, the Issuer amended its existing ABL Revolving Credit Agreement to, among other things, extend the maturity date of the revolving credit facility thereunder to October 9, 2031. In connection with these refinancing transactions, the Company incurred approximately $22.0 million of debt issuance costs and other third-party fees. See Note 17, Subsequent Events, to the consolidated financial statements for additional information.

Share Repurchase Plan

On June 2, 2026, our board of directors approved a share repurchase plan whereby, from time to time, the Company may repurchase up to $50.0 million of the Company’s Common Stock. As of September 30, 2026, no shares had been repurchased under the plan, and the full $50.0 million authorization remained available.

Acquisitions

During the six months ended September 30, 2026, the Company used cash to fund the strategic acquisitions of Teachally and TeachFX. The Company paid $24.0 million at closing for TeachFX, net of cash acquired, and $5.2 million at closing for Teachally. See Note 4, Acquisitions, to the consolidated financial statements for additional information.

Cash Flows

Cash flows from operating, investing and financing activities are presented in the following table:

	Six Months Ended September 30,
($ in thousands)	2026	2025
Statement of Cash Flow Data
Cash flows provided by (used for):
Operating activities	$190,080	$168,331
Investing activities	(152,363)	(86,554)
Financing activities	(58,984)	(8,353)

Operating Activities

Cash flows provided by operating activities for the six months ended September 30, 2026 and 2025 were $190.1 million and $168.3 million, respectively. The variance was primarily driven by an increase in the net change in operating assets and liabilities of $22.9 million, partially offset by a decrease in net income, net of non-cash flow items of $1.2 million. The increase in the net change in operating assets and liabilities was primarily due to (i) an increase in other current liabilities compared to the prior year, driven by the timing of accruals and payment of taxes; (ii) a smaller increase in accounts receivable, as the prior year experienced a larger increase in receivables due to higher K-12 sales related to the California, Texas and Florida market opportunities; and (iii) a smaller decrease in accounts payable and accrued expenses, primarily due to higher annual incentive compensation payments in the prior period. This was partially offset by a smaller increase in deferred revenue, driven by higher K-12 sales in the prior period related to market opportunities in California, Texas and Florida, which resulted in a greater deferred revenue growth compared to the current period.

Investing Activities

Cash flows used for investing activities for the six months ended September 30, 2026 and 2025 were $152.4 million and $86.6 million, respectively. The variance was primarily driven by $29.2 million of net cash used for the Teachally and TeachFX acquisitions, as well as increases in product development expenditures and capital expenditures of $24.8 million and $11.8 million, respectively, as we continue to invest in our content and platforms.

Financing Activities

Cash flows used for financing activities for the six months ended September 30, 2026 and 2025 were $59.0 million and $8.4 million, respectively. The variance was primarily driven by the $50.0 million repayment of debt outstanding under the Company's A&E Term Loan Facility on September 30, 2026.

Capital Expenditures and Product Development Expenditures

Part of our plan for growth and stability includes disciplined capital expenditures and product development expenditures.

An important component of our cash flow generation is our product development efficiency. We have been focused on optimizing our product development expenditures to generate content that can be leveraged across our full range of products, maximizing long-term return on investment. Product development expenditures, principally external preparation costs, are amortized from the fiscal year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs. In evaluating recoverability, we consider our current assessment of the marketplace, industry trends and the projected success of programs. Our product development expenditures were $73.8 million and $49.1 million for the six months ended September 30, 2026 and 2025, respectively.

Capital expenditures include purchases of property, plant and equipment and capitalized technology costs that meet certain internal and external criteria. Our capital expenditures were $49.3 million and $37.5 million for the six months ended September 30, 2026 and 2025, respectively.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from foreign currency exchange rates and interest rates, which could affect our operating results, financial position and cash flows. We manage these risks through our regular operating activities and, when deemed appropriate, through the use of derivative financial instruments in accordance with our policies. We do not enter into derivative financial instruments for speculative or trading purposes. As of September 30, 2026, there have been no material changes to the Company's market risk exposures as described in our Annual Report.

Foreign Exchange Risk

We have operations in various foreign countries where the functional currency is primarily the local currency. Accordingly, we are subject to volatility in foreign exchange rates, including in the regions in which we operate, which has adversely affected, and may continue to adversely affect, the results of our international operations, including in those operations' revenues, expenses, operating results, cash flows and the value of their assets and liabilities. For international operations that are determined to be extensions of the U.S. operations, or where a majority of the revenue and/or expenses is U.S. Dollar-denominated, the U.S. Dollar is the functional currency. Our principal currency exposures relate to the Australian Dollar, British Pound, Canadian Dollar, Euro, Mexican Peso and Singapore Dollar. From time to time, we may enter into hedging arrangements with respect to foreign currency exposures.

Interest Rate Risk

A&E Cash Flow Credit Facilities and A&E ABL Revolving Credit Facilities

We are exposed to interest rate risk on borrowings under our A&E Cash Flow Credit Facilities and A&E ABL Revolving Credit Facilities, which bear interest at variable rates with a Term SOFR floor of 0.50% and 0.00%, respectively, as of September 30, 2026. A 100 basis-point increase in Term SOFR on our A&E Cash Flow Credit Facilities debt balances outstanding as of September 30, 2026 would increase our annual interest expense by $5.0 million. No debt balance was outstanding under the A&E ABL Revolving Credit Facilities as of September 30, 2026.

From time to time, we may enter into hedging arrangements with respect to floating interest rate borrowings. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective and designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. RISK FACTORS

    There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. MINE SAFETY DISCLOSURES

    Not applicable.

Item 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
4.1	Indenture, by and among McGraw - Hill Education, Inc., as issuer, The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent, and the guarantors party thereto, together with the form of senior secured note, dated as of October 9, 2026.	8-K	10/9/2026	4.1
10.1*	Amendment and Restatement Agreement No. 1, by and among McGraw - Hill Education, Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto and the issuing banks party thereto, dated as of October 9, 2026.	8-K	10/9/2026	10.1
10.2*	Amendment No. 4 to the Revolving Credit Agreement, by and among McGraw - Hill Education, Inc., as borrower, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent and swingline lender, the lenders party thereto and the issuing banks party thereto, dated as of October 9, 2026.	8-K	10/9/2026	10.2
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
_______________
*    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2026

By:	/s/ Philip Moyer
Philip Moyer
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Robert Sallmann
Robert Sallmann
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By:	/s/ Brian Van Dam
Brian Van Dam
Chief Accounting Officer (Principal Accounting Officer)